Form 10-K
period 1993-12-31
HUFFY CORP
filed 1994-03-24
CIK 225463

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1993

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from ______________ to ______________

                         Commission file number 1-5325

                               HUFFY CORPORATION
             (Exact name of registrant as specified in its charter)

                    OHIO                                 31-0326270
          (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)              Identification No.)

          7701 Byers Road, Miamisburg, Ohio                 45342
        (Address of principal executive offices)          (Zip Code)

    Registrant's telephone number, including area code:  (513) 866-6251

    Securities registered pursuant to Section 12(b) of the Act:

        TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED

    Common Stock, $1.00 Par Value             New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes   X      No
                                                                 ----       ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, as of February 28, 1994, was $268,604,375.

The number of shares outstanding of each of the registrant's classes of Common Stock, as of February 28, 1994, was 14,676,036.



                 "Index of Exhibits" at page 19 of this Report

                      DOCUMENTS INCORPORATED BY REFERENCE


1. The Huffy Corporation Annual Report to Shareholders for the year ended December 31, 1993. Only such portions of the Annual Report as are specifically incorporated by reference under Parts I, II and IV of this Report shall be deemed filed as part of this Report.

2. The Huffy Corporation Proxy Statement for its Annual Meeting of Shareholders on April 15, 1994, definitive copies of which have been filed with the Commission. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.


                                __________________________

                                     PART I

ITEM 1.  BUSINESS

Huffy Corporation, an Ohio corporation, and its subsidiaries (collectively called "Huffy" or the "Company") are engaged in the design, manufacture and sale of Recreation and Leisure Time Products, Juvenile Products, and the furnishing of Services for Retail. The Company's executive offices are located in Miamisburg, Ohio and its principal business offices and/or manufacturing facilities are located in San Diego, California; Aurora, Ontario, Canada; Thornton, Colorado; Miamisburg and Celina, Ohio; Camp Hill and Harrisburg, Pennsylvania; Anderson, South Carolina; Waukesha and Suring, Wisconsin; and Whites Cross, Cork, Ireland.

The general development of business within each business segment (Recreation and Leisure Time Products, Juvenile Products and Services for Retail) is discussed in more detail below. See also Part IV herein for financial information relating to each such business segment.

         RECREATION AND LEISURE TIME PRODUCTS

         Huffy Bicycle Company, Huffy Sports Company, and True Temper Hardware Company comprise the Recreation and Leisure Time Products segment of the Company. Bicycles are one of the principal products produced within the business segment. Bicycles sold to high volume retailers represented 44.2 percent, 44.6 percent, and 47.5 percent of consolidated revenues of the Company for the years ended December 31, 1993, 1992, and 1991, respectively. Sales to high volume retailers of lawn and garden tools and cutting tools, which are also principal products within the business segment, represented 13.6 percent, 15.6 percent and 10.5 percent of consolidated revenues of the Company for the years ended December 31, 1993, 1992, and 1991, respectively. Although to date the export business is not significant, the companies in the Recreation and Leisure Time Products segment participate in various foreign markets and are actively involved in expanding export volume.

         a.   PRODUCTS, MARKETING AND DISTRIBUTION

              Huffy Bicycle Company: The Huffy registered trademark bicycle brand is the largest selling brand of bicycles sold in the United States. The full line of Huffy registered trademark bicycles is produced by Huffy Bicycle Company, a division of the Company, whose manufacturing facilities are located in Celina, Ohio. Included in the Huffy registered trademark bicycle line are adult all purpose bicycles; adult all terrain bicycles; a series of innovative boys' and girls' 20" bicycles; and a series of popular children's 16" sidewalk bicycles. Huffy registered trademark bicycles are extensively advertised and are sold predominantly through national and regional high volume retailers, a distribution network accounting for approximately 75 to 80 percent of all bicycles sold in the United States. Over 90 percent of Huffy Bicycle Company's bicycles are sold under the Huffy registered trademark brand name with the balance being sold under private label brands.

               Huffy Sports Company: Huffy Sports Company, a division of the Company, located in Waukesha, Wisconsin, is the leading supplier of basketball backboards, goals, and related products for use at home. Huffy Sports Company products, which bear the logo of the National Basketball Association ("NBA"), as well as the Huffy Sports registered trademark trademark, are sold predominantly through national and regional high volume retailers in the United States.

               True Temper Hardware Company: True Temper Hardware Company, a wholly-owned subsidiary of the Company, is headquartered in Camp Hill, Pennsylvania. The Company acquired the True Temper Hardware business from certain affiliates of Black & Decker, Inc. in 1990. True Temper Hardware Company is one of three leading suppliers of non-powered lawn and garden tools, snow tools and cutting tools; products include long-handled shovels, hoes, forks, wheelbarrows, spreaders, snow shovels, rakes, hitched accessories, pruners, and grass shears for use in the home and in agricultural, industrial and commercial businesses. Manufacturing facilities are located in Camp Hill and Harrisburg, Pennsylvania, and Anderson, South Carolina. True Temper Hardware Company also owns five sawmill facilities located in Indiana, New York, Ohio, Pennsylvania, and Vermont and staffs a sales office and distribution center for Canada located in Aurora, Ontario, Canada. In addition, True Temper Limited, an Irish Corporation and a wholly-owned subsidiary of the Company, has offices and a manufacturing facility in Whites Cross, Cork, Ireland. True Temper Hardware products are extensively advertised and are sold both directly, and through wholesale distributors, to national and regional high volume retailers and hardware stores. Over 82 percent of True Temper Hardware's products are sold under the True Temper registered trademark name; the remainder are sold under the Jackson registered trademark, Cyclone registered trademark or other names, or under private labels. In the quarter ended December 31, 1993, the Company recorded a $28,755,000 ($20,329,000 after tax) charge to restructure the True Temper Hardware Company lawn and garden tool business to address inefficiencies in the manufacturing process and to improve future profitability of True Temper Hardware Company. Information regarding the Company's restructure of True Temper Hardware Company is incorporated herein by reference to pages 28 and 29 and note 2 to the consolidated financial statements on page 41 of the Company's Annual Report to Shareholders for the year ended December 31, 1993.

         b.    SUPPLIERS

               Basic materials such as raw steel, steel tubing, plastic, ash timber, and welding materials used in the manufacturing operations are purchased primarily from domestic sources. Alternate sources are available for all critical products and components, but the sudden loss of any major supplier could, on a temporary basis, cause a negative effect on the segment's operations.

         c.    PATENTS, TRADEMARKS AND LICENSES

               The patents, trademarks (including the registered trademarks "Huffy", "Huffy Sports", "True Temper" and "Jackson"), licenses (including the license to use the NBA logo) and other proprietary rights of the companies in this segment are deemed important to the Company. The loss by the Company of its rights under any individual patent, trademark (other than "Huffy" or "True Temper"), license or other proprietary right used by this segment would not have a material adverse effect on the Company or the segment. The loss of either the registered trademark "Huffy" or "True Temper" could have a material adverse effect on the Company and this segment. The Company has no reason to believe that anyone has rights to either the trademark "Huffy" or the trademark "True Temper" for the products in connection with which such trademarks are used.

         d.    SEASONALITY AND INVENTORY

               Due to the relatively short lapse of time between placement of orders for products and shipments, the Company normally does not consider its backlog of orders as significant to this business segment. Because of rapid delivery requirements of their customers, the companies in this segment maintain significant quantities of inventories of finished goods to meet their customers' requirements. Sales of bicycles are seasonal in that sales tend to be higher in the spring and fall of each year. Basketball products tend to have varying degrees of seasonality, none of which are significant to the operations of the Company. Sales of lawn and garden products, cutting tools and snow tools tend to be higher in the spring and winter of each year, respectively.

         e.    COMPETITION AND CUSTOMERS

               In the high volume retailer bicycle business, Huffy Bicycle Company has numerous competitors in the United States market, only two of which are deemed significant. Although importers in the aggregate provide significant competition, no individual importer is deemed a significant competitor. Even though competition among domestic manufacturers and importers of bicycles is intense, Huffy Bicycle Company believes it is cost competitive in the high volume retailer bicycle market and maintains its position through continued efforts to improve manufacturing efficiency and product value. Huffy Bicycle Company's ability to provide its customers with low cost, innovative new products has enabled it to maintain its market position despite the targeted marketing efforts of competitors from Taiwan, China, and other nations. On December 10, 1993, the Board of Directors of the Company approved plans for Huffy Bicycle Company to establish an additional bicycle manufacturing facility in order to increase manufacturing flexibility and capacity and market share. The selection of a proposed Farmington, Missouri site as the location for the additional manufacturing facility is in the final stages, and acquisition and financing alternatives are currently being examined. Huffy Sports Company has several competitors, but only one is deemed significant. Huffy Sports Company maintains its competitive position by offering its customers high quality, innovative products at competitive prices and by supporting its products with outstanding customer service. True Temper Hardware Company has numerous competitors in the United States and Canada, but considers only two competitors significant. True Temper Hardware Company believes it remains competitive by offering its customers in the home use, agricultural, industrial, and commercial markets competitively priced, high quality, innovative products. The loss by the Recreation and Leisure Time Products segment of either of its two largest customers could result in a short-term, material adverse effect on the segment.

         JUVENILE PRODUCTS

         The Juvenile Products segment is comprised of Gerry Baby Products Company, Snugli-Canada, Ltd., and Gerry Wood Products Company (collectively, the "Gerry Companies"). Although to date the export business is not significant, the Gerry Companies participate in various foreign markets and are actively involved in expanding export volume.

         a.    PRODUCTS, MARKETING AND DISTRIBUTION

               Juvenile Products include products sold under two prominent brand names: "Gerry" and "Snugli". Gerry registered trademark baby products include a wide range of market entries, including car seats, infant carriers, frame carriers, safety gates, toilet trainers, electronic baby monitors, and a broad line of various wood juvenile products including portable cribs, changing tables and safety gates sold under the "Nu-Line" brand name prior to 1992 and under the Gerry registered trademark brand name since 1992. Snugli registered trademark baby products include infant carriers and other accessories.

               All of the juvenile products have wide distribution; the products are marketed through all of the retail channels that sell juvenile products: mass merchants, toy chains, warehouse clubs, catalog showrooms, national and regional retailers, and specialty shops. Juvenile Products represented 16.4 percent,
               16.4 percent, and 15.9 percent of consolidated revenues of the Company for the years ended December 31, 1993, 1992, and 1991, respectively.

               The Juvenile Products segment has been developed through selective acquisitions and internal growth and expansion. It is comprised of three direct or indirect subsidiaries of the
               Company: Gerry Baby Products Company ("GBPC"); Snugli-Canada, Ltd.; and Gerry Wood Products Company. GBPC's headquarters and principal manufacturing facilities are located in Thornton, Colorado. Snugli-Canada, Ltd. is located in Vancouver, British Columbia, Canada, and enables GBPC to extend its operations into Canada. Gerry Wood Products Company is a manufacturer of juvenile wooden products and is located in Suring, Wisconsin.
               In 1987, GBPC entered into a joint venture known as Takata-Gerico Corporation ("TGC"), with Takata Corporation of Japan, to manufacture children's car seats in the United States for distribution by GBPC. The joint venture was subsequently terminated by the parties' mutual agreement in 1992, and in connection with such termination GBPC purchased certain assets of TGC.

         b.    SUPPLIERS

               Basic materials such as steel and aluminum tubing, plastic, wood, fabric, and resins used in domestic manufacturing operations are purchased primarily from domestic sources. All electronic products and some sewn products are imported. Alternate sources are available for all critical products and components, but the sudden loss of any major supplier could, on a temporary basis, cause a negative effect on the segment's operations.

         c.    PATENTS, TRADEMARKS AND LICENSES

               The patents, trademarks (including the registered trademarks "Gerry" and "Snugli") and other proprietary rights of the Gerry Companies in this segment are deemed important to the Company. However, the loss of any rights under any individual patent, trademark (other than "Gerry" or "Snugli"), or other proprietary right used by this segment would not have a material adverse effect on the Company or this segment. The loss of the registered trademark "Gerry" or "Snugli" could have a material adverse effect on the Company and this segment, but the Company has no reason to believe anyone has rights to either the "Gerry" or "Snugli" trademark for the products in connection with which either is used.

         d.    SEASONALITY AND INVENTORY

               The Gerry Companies do not consider their backlog of orders significant to this business segment, due to the relatively short lapse of time between placement of orders for products and shipments. Because of the rapid delivery requirements of their customers, the Gerry Companies maintain significant quantities of inventories of finished goods to meet their customers' requirements. Most products within this business segment are not seasonal.

         e.    COMPETITION AND CUSTOMERS

               There are numerous juvenile products competitors in the U.S. market, four of which are deemed significant. The Gerry Companies believe they are competitive because of their continued efforts to provide innovative new products of high quality at competitive costs and to support their products with outstanding customer service. The loss by the Gerry Companies of their largest customer could have a short-term, material adverse effect on the segment.

         SERVICES FOR RETAIL

         Huffy Service First, Inc. ("HSF") and Washington Inventory Service ("WIS") each provide certain services to retailers. Inventory, assembly, repair and merchandise services provided by WIS and HSF to their customers represented 15.8 percent, 15.6 percent, and 15.5 percent of consolidated revenues of the Company for the years ended December 31, 1993, 1992, and 1991, respectively.

         a.    PRODUCTS, MARKETING AND DISTRIBUTION

               Huffy Service First: HSF, a wholly-owned subsidiary of the Company, headquartered in Miamisburg, Ohio, serves the needs of major retailers in 50 states, Puerto Rico and the Virgin Islands by providing in-store assembly, repair, and display services for a variety of products, including among other things, bicycles, gas grills, physical fitness equipment, lawn mowers, and furniture. HSF is the only assembly service business of this kind available to high volume retailers on a nationwide basis. HSF also offers merchandising services (installation and periodic maintenance of displays and merchandise replenishment) to vendors who supply high volume retailers.

               Washington Inventory Service: WIS, a wholly-owned subsidiary of the Company, headquartered in San Diego, California, provides physical inventory services on a nationwide basis to meet the financial reporting and inventory control requirements of mass retailers, drugstores, home centers, sporting goods stores, specialty stores and grocery stores. WIS operates from more than 140 offices nationwide.

         b.    SEASONALITY

               The demand for services provided by this business segment is seasonal in that assembly service demand is generally strongest in spring and at the winter holiday season, and inventory service demand is generally strongest in the first and third calendar quarters of the year.

         c.    COMPETITION AND CUSTOMERS

               Although WIS has numerous competitors in the United States market, only one is significant. HSF has numerous competitors in the United States market, none of which is deemed significant. WIS and HSF believe they remain competitive due to their nationwide network of operations, competitive pricing and full service. The loss by either WIS or HSF of its largest customer could result in a short-term, material adverse effect on the segment.

Sales to Kmart Corporation and Wal-Mart Corporation aggregated over ten percent or more of the Company's consolidated revenues from each such customer for the year ended December 31, 1993, and the loss of either customer could have a short-term, material adverse effect on the Company and its subsidiaries as a whole.

The number of persons employed full-time by the Company (excluding seasonal employees in the Services for Retail Segment) as of December 31, 1993, was 5,854.


ITEM 2.  PROPERTIES:  Location and general character of the principal plants and other materially important physical properties of the Company as of January 15, 1994.
- ------------------------------------------------------------------------------

                                                                        Owned or
                                                                       Expiration
                        Building                      Area                Date
Location               Description                  (Sq. Ft.)           of Lease
- -----------------------------------------------------------------------------------
San Diego, California  Offices (Services for Retail)  24,000              Owned

Aurora, Ontario,       Offices and warehouse          31,500              1996(1)
Canada                 facility (Recreation and
                       Leisure Time Products)

Thornton, Colorado     Offices, manufacturing and    386,000              2001(2)
                       warehouse facility
                       (Juvenile Products)

Miamisburg, Ohio       Offices and display            47,000              2003(3)
                       facilities (Corporate,
                       Recreation and Leisure
                       Time Products)


- -----------------------------------------------------------------------------------
                                                                         Owned or
                                                                       Expiration
                        Building                      Area                Date
Location               Description                  (Sq. Ft.)           of Lease
- -----------------------------------------------------------------------------------
Miamisburg, Ohio       Offices and warehouse          34,500              1996(1)
                       facility (Services for
                       Retail)

Celina, Ohio           Offices, manufacturing and    822,000              1994(4)
                       warehouse facility
                       (Recreation and
                       Leisure Time Products)

Camp Hill,             Offices, manufacturing and    391,690              2007(5)
Pennsylvania           distribution facility
                       (Recreation and Leisure
                       Time Products)

Harrisburg,            Offices and manufacturing     254,329              Owned
Pennsylvania           facility (Recreation and
                       Leisure Time Products)

Anderson, South        Offices and manufacturing     180,000              Owned(6)
Carolina               facility (Recreation and
                       Leisure Time Products)

Waukesha, Wisconsin    Offices and manufacturing     123,500              1996(1)
                       facility (Recreation and
                       Leisure Time Products)

Suring, Wisconsin      Offices and manufacturing     140,000              Owned
                       facility (Juvenile
                       Products)

Whites Cross, Cork,    Offices and manufacturing      70,000              Owned
Ireland                facility (Recreation and
                       Leisure Time Products)

(1)Subject to two consecutive options to renew for additional terms of five years each.

(2)Subject to an option to purchase at the expiration of the lease.

(3)Subject to an option to purchase during the term of or at the expiration of the lease, and if the option is not exercised at the expiration of the lease, the Company automatically receives an extension on the term for up to 12 months or until the property is sold, whichever time period is shorter.

(4)Pursuant to the terms of the lease, the Company has exercised an option to purchase the subject land and facility. Because the holders of title to the property failed to deliver clear title, the matter is in litigation and the purchase price has been tendered into the court. The Company has purchased a 73 acre tract of land immediately adjacent to the Celina facility.

(5)Subject to two consecutive options to renew for additional terms of five years each and an option to purchase.

(6)The Company is restructuring its lawn and garden tools business, and as part of such restructuring, intends to shut down the facility in Anderson, South Carolina during calendar year 1994. Information regarding such restruc-turing is incorporated herein by reference to pages 28 and 29 and note 2 to the consolidated financial statements on page 41 of the Company's Annual Report to Shareholders for the year ended December 31, 1993.

There are no encumbrances on the Harrisburg, Pennsylvania; Anderson, South Carolina; Suring, Wisconsin; and Whites Cross, Cork, Ireland properties which are owned. The San Diego, California property is subject to a mortgage and to a deed of trust which at December 31, 1993, totaled $939,322. All of the Company's facilities are in good condition and are considered suitable for the purposes for which they are used. The Camp Hill, Pennsylvania manufacturing facility normally operates on a three full shift basis. The Celina, Ohio and Suring, Wisconsin manufacturing facilities normally operate on a two full shift basis, with third shift operations scheduled as needed to meet seasonal production requirements. The Thornton, Colorado, Harrisburg, Pennsylvania, and Waukesha, Wisconsin manufacturing facilities normally operate on a two full shift basis. The Anderson, South Carolina manufacturing facility normally operates on a one full shift basis, with additional shift operations scheduled as needed to meet seasonal production requirements. The Whites Cross, Cork, Ireland, manufacturing facility normally operates on a one full shift basis.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party, nor is its property subject, to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The market information and other related security holder matters pertaining to the Common Stock of the Company are incorporated herein by reference to pages 54 and 55 and notes 4, 5 and 6 to the consolidated financial statements on pages 42 through 45 of the Company's Annual Report to Shareholders for the year ended December 31, 1993.

ITEM 6.  SELECTED FINANCIAL DATA

Selected unaudited financial data for each of the last 10 calendar years are incorporated herein by reference to pages 26 and 27 of the Company's Annual Report to Shareholders for the year ended December 31, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and analysis of financial condition and results of operations are incorporated herein by reference to pages 28 through 33, and note 4 to the consolidated financial statements on pages 42 and 43 of the Company's Annual Report to Shareholders for the year ended December 31, 1993.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information included in the Company's Annual Report to Shareholders for the year ended December 31, 1993, is set forth on pages 34 through 53 thereof and is incorporated herein by reference. See also the information contained in Item 14 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

The name, age and background information for each of the Company's Directors is incorporated herein by reference to the section entitled ELECTION OF DIRECTORS and the table therein contained in the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders.

EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers are elected annually to their respective positions, effective at the April meeting of the Board of Directors. The Executive Officers of the Company at February 15, 1994, were as follows:



- -----------------------------------------------------------------------------------
    Name                Age            Position                    Officer Since
- -----------------------------------------------------------------------------------
Charlton L. George      36      Vice President - Finance,          September 1991
                                Chief Financial Officer

Timothy G. Howard       47      Vice President - Controller        September 1978

W. Anthony Huffman      51      Vice President - Corporate         March 1982
                                Affairs

Nancy A. Michaud        47      Vice President - General           February 1993
                                Counsel and Assistant Secretary

Richard L. Molen        53      President and Chief                January 1979
                                Executive Officer

Gary E. Morin           44      Executive Vice President           February 1993

George A. Plotner       42      Vice President - Human Resources   March 1992

Pamela J. Whipps        40      Treasurer and Director of          February 1994
                                Investor Relations

Robert R. Wieland       57      Vice President - Chief             September 1976
                                Administrative Officer
                                and Secretary

Prior to being elected an Executive Officer in 1991, Mr. George was Vice President and Treasurer of USAir Inc. and Treasurer of USAir Group Inc. from September, 1989, to July, 1991; prior to that time he served as Director Corporate Finance, Allied-Signal Inc. from 1985 to August, 1989. Prior to being elected an Executive Officer in 1993, Ms. Michaud was Senior Counsel of the Company from 1986 to February, 1993. Prior to being elected President and Chief Executive Officer of the Company in 1993, Mr. Molen served as President and Chief Operating Officer of the Company. Prior to being elected as an Executive Officer in 1993, Mr. Morin was President and General Manager of Huffy Bicycle Company from June, 1992, to February, 1993; prior to that time he served as President and General Manager of Washington

Inventory Service from March, 1991, to June, 1992; prior to that time he served as Vice President - Finance, Chief Financial Officer and Treasurer of the Company from 1989 to March, 1991. Prior to being elected an Executive Officer in 1992, Mr. Plotner was Vice President - Quality and Human Resources of Huffy Bicycle Company from 1989 to March, 1992, and prior thereto, Vice President - Human Resources of such company. Prior to being elected an Executive Officer in 1994, Ms. Whipps was Assistant Treasurer and Manager Investor Relations of the Company from 1990 to February 1994; prior to that time she served as Assistant Treasurer and Cash Manager, Robbins & Myers, Inc. Prior to being elected Vice President - Chief Administrative Officer and Secretary of the Company in 1993, Mr. Wieland served as Vice President - General Counsel and Secretary of the Company.

ITEM 11.         EXECUTIVE COMPENSATION

Information on executive compensation is incorporated by reference to the sections entitled EXECUTIVE COMPENSATION and the tables therein, contained on pages 17 through 20 in the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders. Notwithstanding anything to the contrary set forth herein or in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Form 10-K, the REPORT OF COMPENSATION COMMITTEE OF BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION which begins on page 11 and ends on page 16 and the graph which is set forth on page 21 in the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders are not deemed to be incorporated by reference in this Form 10-K.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of shares of Common Stock of the Company beneficially owned by each Director and by all Directors and Officers as a group as of January 1, 1994, is incorporated herein by reference to the section entitled SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, and the table therein, contained on pages 8 through 11 in the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on certain transactions with management is incorporated herein by reference to the section entitled CERTAIN RELATIONSHIPS AND OTHER RELATED TRANSACTIONS contained on page 16 in the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K

(a)      DOCUMENTS

         (1) The following Consolidated Financial Statements of the Company included in the Company's Annual Report to Shareholders are incorporated by reference as part of this Report at Item 8 hereof:

                 Consolidated Balance Sheets as of December 31, 1993, and 1992.

                 Consolidated Statements of Operations for the years ended December 31, 1993, 1992, and 1991.

                 Consolidated Statements of Shareholders' Equity for the years ended December 31, 1993, 1992, and 1991.

                 Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992, and 1991.

                 Notes to Consolidated Financial Statements.

                 The Annual Report to Shareholders for the year ended
                 December 31, 1993, is not deemed to be filed as part of this Report, with the exception of the items incorporated by reference in Items 1, 5, 6, 7 and 8 of this Report and those financial statements and notes thereto listed above.

         (2) The Accountants' Report on Consolidated Financial Statements and the following Financial Statement Schedules of the Company are included as part of this Report at Item 8 hereof:

                 Schedule VIII. Valuation and Qualifying Accounts -years ended December 31, 1993, 1992, and 1991.

                 Schedule X. Supplementary Income Statement Information - years ended December 31, 1993, 1992, and 1991.

                 All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

         (3) The exhibits shown in "Index to Exhibits" are filed as a part of this Report.

(b)      REPORTS ON FORM 8-K

         During the fiscal quarter ended December 31, 1993, the Company filed no report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUFFY CORPORATION


By   /s/  Richard L. Molen                            Date:  March 21, 1994
     ----------------------
     Richard L. Molen
     President and Chief
     Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/  Richard L. Molen                               Date:  March 21, 1994
  ----------------------
  Richard L. Molen
  President and Chief Executive Officer
  and Director (Principal Executive Officer)


  /s/  Charlton L. George                             Date:  March 21, 1994
  ----------------------
  Charlton L. George
  Vice President-Finance, Chief
  Financial Officer (Principal
  Financial Officer)


  /s/  Timothy G. Howard                              Date:  March 21, 1994
  ----------------------
  Timothy G. Howard
  Vice President and Controller
  (Principal Accounting Officer)


  /s/  Thomas D. Gleason                              Date:  February 12, 1994
  ----------------------
  Thomas D. Gleason, Director


  /s/  William K. Hall                                Date:  February 12, 1994
  ----------------------
  William K. Hall, Director


  /s/  Stephen P. Huffman                             Date:  February 12, 1994
  ----------------------
  Stephen P. Huffman, Director


  /s/  Linda B. Keene                                 Date:  February 12, 1994
  ----------------------
  Linda B. Keene, Director


  /s/  Jack D. Michaels                               Date:  February 12, 1994
  ----------------------
  Jack D. Michaels, Director


  /s/  Donald K. Miller                               Date:  February 12, 1994
  ----------------------
  Donald K. Miller, Director


  /s/  Stuart J. Northrop                             Date:  February 12, 1994
  ----------------------
  Stuart J. Northrop, Director

  /s/  Boake A. Sells                                 Date:  February 12, 1994
  ----------------------
  Boake A. Sells, Director


  /s/  Harry A. Shaw                                  Date:  February 12, 1994
  ----------------------
  Harry A. Shaw III, Director


  /s/  Geoffrey W. Smith                              Date:  February 12, 1994
  ----------------------
  Geoffrey W. Smith, Director


  /s/  Robin B. Smith                                 Date:  February 12, 1994
  ----------------------
  Robin B. Smith, Director


  /s/  Fred G. Wall                                   Date:  February 12, 1994
  ----------------------
  Fred G. Wall, Director

                          INDEPENDENT AUDITORS' REPORT
                        ON FINANCIAL STATEMENT SCHEDULES

The Board of Directors,
Huffy Corporation:

Under date of February 11, 1994, we reported on the consolidated balance sheets of Huffy Corporation and subsidiaries as of December 31, 1993, and 1992, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in Part IV, Item 14(a)(2) of Form 10-K. The financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                      /s/ KPMG PEAT MARWICK
Cincinnati, Ohio
February 11, 1994
                         ____________________________

                         INDEPENDENT AUDITORS' CONSENT
                         -----------------------------

The Board of Directors,
Huffy Corporation:

We consent to the incorporation by reference in the Registration Statements, and the Prospectuses constituting part thereof, of (i) the Form S-8 Registration Statement (Nos. 2-46912, 2-51064, 2-55162, 2-60973) pertaining to the 1974 Stock Option Plan; (ii) the Form S-8 Registration Statement (No. 2-95128) pertaining to the 1984 Stock Option Plan; (iii) the Form S-8 Registration Statement (No. 33-25487) pertaining to the 1988 Stock Option Plan and Restricted Share Plan; (iv) the Form S-8 Registration Statement (No. 33-25143) pertaining to the 1987 Director Stock Option Plan; (v) the Form S-8 Registration Statement (Nos.33-28811, 33-42724) pertaining to the 1989 Employee Stock Purchase Plan; (vi) the Form S-8 Registration Statement (No. 33-44571) pertaining to five company savings plans and (vii) the Form S-8 Registration Statement (No. 33-60900) pertaining to the W.I.S. Savings Plan of our report dated February 11, 1994, relating to the consolidated balance sheets of Huffy Corporation and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993, which report appears in the 1993 Annual Report to Shareholders, which is incorporated by reference in the Company's 1993 Annual Report on Form 10-K and our report dated February 11, 1994 relating to the financial statement schedules for each of the years in the three-year period ended December 31, 1993, which report appears in the Company's 1993 Annual Report on Form 10-K.

                                                      /s/ KPMG PEAT MARWICK
Cincinnati, Ohio
March 21, 1994

                                                 HUFFY CORPORATION

                                   Consolidated Financial Statement Schedule VIII

                                          Valuation and Qualifying Accounts

                                            (Dollar Amounts in Thousands)



                                                       Balance at   Additions charged                  Balance
                                                       beginning      to costs and       Deductions     at end
                                                       of period       expenses            (Note)     of period
                                                       ----------   -----------------    ----------   ---------
Reserves deducted from assets to which they apply:
  Allowance for doubtful accounts:

    Year ended December 31, 1993                        $ 2,208         1,921             (1,747)       2,382

    Year ended December 31, 1992                        $ 4,941         1,034             (3,767)       2,208

    Year ended December 31, 1991                        $ 4,523         3,235             (2,817)       4,941

  Inventory obsolescence

    Year ended December 31, 1993                          -0-           4,080               ---         4,080(1)

  Reserves which support the balance sheet
  caption, Reserves
  Restructuring Reserve                                   -0-           9,296               ---         9,296(2)

Note:  Represents accounts written off, less recoveries.





(1) Represents estimated obsolete inventory as a result of the decision to restructure the Company's lawn and garden tools business.

(2) Represents estimated charges relating to the restructuring of the Company's lawn and garden tools business.

                                               HUFFY CORPORATION

                                  Consolidated Financial Statement Schedule X

                                   Supplementary Income Statement Information

                                         (Dollar Amounts in Thousands)


                                        Year Ended                   Year Ended                   Year Ended
                                     December 31, 1993            December 31, 1992            December 31, 1991
                                     -----------------            -----------------            -----------------
Maintenance and repairs                  $10,494                      $ 9,156                      $ 8,938
                                          ======                       ======                       ======

Taxes, other than income taxes:
  Payroll                                $17,844                      $16,306                      $14,572

  Other                                    1,611                        1,676                        1,318
                                          ======                       ======                       ======


    Total                                $19,455                      $17,982                      $15,890
                                          ======                       ======                       ======


Advertising costs                        $ 9,623                      $10,721                      $ 8,738
                                          ======                       ======                       ======




Note:  Amortization of intangible assets and royalties has been omitted since the amounts are less than one percent of net sales as reported in the accompanying consolidated statements of operations.

                              INDEX TO EXHIBITS
                              -----------------


Exhibit                                                               Form 10-K
  No.                                                                 Page No.
- -------   --------------------------------------------------------    ---------
 3.a      Amended Articles of Incorporation, dated February 16,           *
          1993, incorporated by reference to Exhibit 3(a) to
          Form 10-K for the fiscal year ended December 31, 1992

 3.b      Code of Regulations, as amended, dated April 24, 1987,          *
          incorporated by reference to Exhibit (3)(a) to Form 10-K
          for the fiscal year ended December 31, 1987

 4.a      Specimen Common Stock Certificate of Huffy Corporation,         *
          incorporated by reference to Exhibit (4)(a) to Form 10-K
          for the fiscal year ended December 31, 1991

 4.b      Note Purchase Agreement, dated June 24, 1988, among Huffy       *
          Corporation, the Prudential Insurance Company of America
          and Pruco Life Insurance Company, incorporated by reference to Exhibit (4) to Form 10-Q for the fiscal quarter ended
          June 30, 1988

 4.c      Amendment, dated as of December 20, 1993, to Note Purchase
          Agreement, dated June 24, 1988, among Huffy Corporation,
          The Prudential Insurance Company of America and Pruco
          Life Insurance Company

 4.d      Rights Agreement, dated as of December 16, 1988, between        *
          Huffy Corporation and Bank One, Indianapolis, National
          Association, incorporated by reference to Exhibit (4)(n)
          to Form 10-K for the fiscal year ended December 31, 1988

 4.e      Amendment, dated as of August 23, 1991, to Rights Agreement,    *
          dated as of December 16, 1988, between Huffy Corporation
          and Bank One, Indianapolis, National Association,
          incorporated by reference to Form 8-K, dated August 23, 1991

 4.f      Note Agreement, dated as of December 1, 1990, among             *
          Huffy Corporation and Nationwide Life Insurance
          Company, Employees Life Insurance Company of Wausaw
          and Financial Horizons Life Insurance Company in
          connection with the issuance and sale of $30,000,000
          Huffy Corporation 9.62% Senior Notes, Series A, due
          December 1, 2000, incorporated by reference to
          Exhibit (4)(j) to Form 10-K for the fiscal year
          ended December 31, 1990

  4.g     Credit Agreement, dated as of April 21, 1992, among              *
          Huffy Corporation, Bank One, Dayton, NA, NBD Bank, N.A.,
          Security Pacific National Bank, and Society National
          Bank, individually and as agent, in connection with
          revolving loans up to an aggregate amount of $50,000,000
          to Huffy Corporation, incorporated by reference to
          Exhibit (4)(g) to Form 10-K for the fiscal year ended
          December 31, 1992

 10.a     Lease, dated February 24, 1969, between The Knowlton            *
          Company and The Huffman Manufacturing Company, as
          amended November 1, 1971, incorporated by reference
          to Exhibit (10)(ss) to Form 10-K for the fiscal year
          ended June 26, 1981

 10.b     Lease, effective as of October 29, 1992, between SELCO          *
          Service Corporation and Gerry Baby Products Company,
          incorporated by reference to Exhibit (10)(b) to Form 10-K
          for the fiscal year ended December 31, 1992

 10.c     Lease, effective as of December 29, 1993, between
          SELCO Service Corporation and Huffy Corporation

COMPENSATION PLANS AND ARRANGEMENTS
- -----------------------------------

 10.d     Employment Agreement, dated March 7, 1972, between              *
          The Huffman Manufacturing Company and Stuart J.
          Northrop, incorporated by reference to Exhibit 13.12
          to Form 10-K for the fiscal year ended June 30, 1972

 10.e     Deferred Compensation Unit Agreement, dated as of               *
          March 7, 1972, between The Huffman Manufacturing
          Company and Stuart J. Northrop, incorporated by
          reference to Exhibit 11.21 to Form 10-K for the
          fiscal year ended June 30, 1972

 10.f     Special Deferred Compensation Agreements, as amended,           *
          between Huffy Corporation and certain of its officers
          and key employees, in substantially the forms
          incorporated by reference to Exhibit (ix) to Form 10-K
          for the fiscal year ended June 24, 1977, to Exhibit (2)
          to Form 10-Q for the fiscal quarter ended September 23,
          1983, and to Exhibit (19)(c) to Form 10-Q for the
          fiscal quarter ended September 30, 1986

 10.g     Deferred Compensation Agreements, as amended, between           *
          Huffy Corporation and certain of its officers and key
          employees, in substantially the forms incorporated by
          reference to Exhibit (vi) to Form 10-K for the fiscal
          year ended June 29, 1979, and to Exhibit (3) to Form
          10-Q for the fiscal quarter ended September 23, 1983

 10.h     Special Phantom Stock Award Agreement, dated as of              *
          March 28, 1980, between Huffy Corporation and Harry
          A. Shaw III, incorporated by reference to Exhibit
          (ix) to Form 10-K for the fiscal year ended June 27,
          1980

 10.i     Amendment No. 1, dated January 12, 1981, to Special             *
          Phantom Stock Award Agreement between Huffy Corporation
          and Harry A. Shaw III, incorporated by reference to
          Exhibit (iii) to Form 10-Q for the fiscal quarter
          ended March 27, 1981

 10.j     Amendment No. 2, dated August 3, 1981, to Special Phantom       *
          Stock Award Agreement between Huffy Corporation and Harry
          A. Shaw III, incorporated by reference to Exhibit (10)(g)
          to Form 10-K for the fiscal year ended June 26, 1981

 10.k     Amendment No. 3, dated December 17, 1982, between Huffy         *
          Corporation and Harry A. Shaw III, to Special Phantom Stock
          Award Agreement, incorporated by reference to Exhibit 3
          to Form 10-Q for the fiscal quarter ended December 24,
          1982

 10.l     Amendment No. 4, dated July 12, 1988, to Special Phantom        *
          Stock Award Agreement between Huffy Corporation and
          Harry A. Shaw III, incorporated by reference to Exhibit
          (10)(k) to Form 10-K for the fiscal year ended December 31,
          1988

 10.m     Amendment No. 5, dated April 30, 1991, to Special Phantom       *
          Stock Award Agreement between Huffy Corporation and Harry
          A. Shaw III, incorporated by reference to Exhibit (10)(l)
          to Form 10-K for the fiscal year ended December 31, 1991

 10.n     Amendment No. 6, dated July 12, 1991, to Special Phantom        *
          Stock Award Agreement between Huffy Corporation and
          Harry A. Shaw III, incorporated by reference to Exhibit
          10(m) to Form 10-K for the fiscal year ended December 31,
          1991

 10.o     Deferred Compensation Agreement For Director, as amended,       *
          between Huffy Corporation and certain of its directors,
          in substantially the forms incorporated by reference to
          Exhibit (x) to Form 10-K for the fiscal year ended
          June 27, 1980, as amended, and to Exhibit (1) to
          Form 10-Q for the fiscal quarter ended September 23,
          1983

 10.p     Form of Amendment to Deferred Compensation Agreement For        *
          Director, as amended, dated as of April 30, 1991, between
          Huffy Corporation and a director, incorporated by reference to Exhibit (10)(o) to Form 10-K for the fiscal year ended
          December 31, 1991

 10.q     Form of Deferred Compensation Agreement for Director,           *
          incorporated by reference to Exhibit (10)(p) to Form
          10-K for the fiscal year ended December 31, 1991

 10.r     Severance Pay Agreements, between Huffy Corporation and         *
          certain of its officers, as amended, in substantially
          the forms incorporated by reference to Exhibit (xi) to
          Form 10-K for the fiscal year ended June 27, 1980, and
          to Exhibit 10(a) to Form 10-K for the fiscal year ended
          June 26, 1981

 10.s     Description of Executive Medical Reimbursement Plan             *
          between Huffy Corporation and certain executive
          officers and key employees, incorporated by reference
          to Exhibit (10)(n) to Form 10-K for the fiscal year
          ended December 31, 1989

 10.t     Long Term Incentive Compensation Program, incorporated          *
          by reference to Exhibit (10)(s) to Form 10-K for the
          fiscal year ended December 31, 1991

 10.u     Huffy Corporation 1984 Stock Option Plan, as amended,           *
          incorporated by reference to Exhibit A to the Company's
          Proxy Statement, dated September 13, 1984, for the
          Annual Meeting of Shareholders held October 19, 1984,
          and to Exhibit B to the Company's Proxy Statement,
          dated March 13, 1992, for the Annual Meeting of
          Shareholders held April 24, 1992

 10.v     Huffy Corporation Capital Accumulation Plan Participation       *
          Agreement, between Huffy Corporation and certain of its
          officers, in substantially the forms incorporated by
          reference to Exhibit (19)(a) to Form 10-Q for the fiscal

          quarter ended September 30, 1985, and to Exhibit 19(a) to Form 10-Q for the fiscal quarter ended June 30, 1986

 10.w     Huffy Corporation Capital Accumulation Program                  *
          Participation Agreement, between Huffy Corporation and
          certain of its directors, in substantially the forms
          incorporated by reference to Exhibit (19)(b) to Form
          10-Q for the fiscal quarter ended September 30, 1985,
          and to Exhibit 19(b) to Form 10-Q for the fiscal quarter
          ended June 30, 1986

 10.x     Severance Pay Agreements, dated June 30, 1986, between          *
          Huffy Corporation and certain of its officers, in
          substantially the form incorporated by reference to
          Exhibit (19)(a) to Form 10-Q for the fiscal quarter
          ended June 30, 1986

 10.y     Huffy Corporation 1986 CEO Performance Unit and                 *
          Performance Share Plan for Harry A. Shaw III,
          effective August 28, 1986, incorporated by reference
          to Exhibit (10)(x) to Form 10-K for the fiscal year
          ended December 31, 1986

 10.z     First Amendment to Huffy Corporation 1986 CEO Performance       *
          Unit and Performance Share Plan for Harry A. Shaw III,
          effective as of January 1, 1990, incorporated by reference to Exhibit (10)(y) to Form 10-K for the fiscal year
          ended December 31, 1991

 10.aa    Second Amendment to Huffy Corporation 1986 CEO Performance      *
          Unit and Performance Share Plan for Harry A. Shaw III,
          effective as of April 30, 1991, incorporated by reference
          to Exhibit (10)(z) to Form 10-K for the fiscal year ended
          December 31, 1991

 10.bb    Huffy Corporation 1993 CEO Long-Term Performance Plan,          *
          effective as of January 1, 1993, between Huffy Corporation and Richard L. Molen, incorporated by reference to
          Exhibit (10) to Form 10-Q for the fiscal quarter ended
          June 30, 1993

 10.cc    Description of supplemental group life insurance                *
          arrangement between Huffy Corporation and certain
          officers and key employees, incorporated by reference
          to Exhibit (10)(aa) to Form 10-K for the fiscal year
          ended December 31, 1991

 10.dd Description of financial planning and tax preparation services between Huffy Corporation and certain officers and key employees

 10.ee    Profit Sharing Bonus Plan of Huffy Corporation for 1993

 10.ff    1987 Restricted Stock Unit Agreement, dated as of               *
          January 1, 1987, between Huffy Corporation and Richard
          L. Molen, incorporated by reference to Exhibit (10)(dd)
          to Form 10-K for the fiscal year ended December 31, 1991

 10.gg    Amendment No. 1 to 1987 Restricted Stock Unit Agreement         *
          dated July 12, 1988, between Huffy Corporation and
          Richard L. Molen, incorporated by reference to Exhibit
          (10)(cc) to Form 10-K for the fiscal year ended
          December 31, 1988

 10.hh    Amendment No. 2 to 1987 Restricted Stock Unit Agreement,        *
          dated as of April 30, 1991, between Huffy Corporation and
          Richard L. Molen, incorporated by reference to Exhibit
          (10)(ff) to Form 10-K for the fiscal year ended December
          31, 1991

 10.ii    Amendment No. 3 to 1987 Restricted Stock Unit Agreement         *
          dated as of July 12, 1991, between Huffy Corporation and
          Richard L. Molen, incorporated by reference to Exhibit
          (10)(gg) to Form 10-K for the fiscal year ended December
          31, 1991

 10.jj    Supplemental/Excess Benefit Plan, dated as of January 1,        *
          1988, incorporated by reference to Exhibit (10)(aa) to
          Form 10-K for the fiscal year ended December 31, 1987

 10.kk    First Amendment to Huffy Corporation Supplemental/Excess        *
          Benefit Plan, effective as of January 1, 1988,
          incorporated by reference to Exhibit (10)(ee) to Form
          10-K for the fiscal year ended December 31, 1990

 10.ll    Huffy Corporation Master Benefit Trust Agreement, dated         *
          October 1, 1987, between Huffy Corporation and Bank One,
          Dayton, National Association, incorporated by reference
          to Exhibit (10)(bb) to Form 10-K for the fiscal year
          ended December 31, 1987

 10.mm    Huffy Corporation Second Master Benefit Trust Agreement,        *
          dated as of January 1, 1988, between Huffy Corporation
          and Bank One, Dayton, National Association, incorporated
          by reference to Exhibit (10)(cc) to Form 10-K for the
          fiscal year ended December 31, 1987

 10.nn    Form of First Amendment to Huffy Corporation Second             *
          Master Benefit Trust Agreement, effective as of
          January 1, 1988, incorporated by reference to Exhibit
          (10)(ii) to Form 10-K for the fiscal year ended
          December 31, 1990

 10.oo    Huffy Corporation 1987 Director Stock Option Plan,              *
          incorporated by reference to Exhibit 19(a) to Form
          10-Q for the fiscal quarter ended June 30, 1988

 10.pp    First Amendment to Huffy Corporation 1987 Director              *
          Stock Option Plan, effective as of April 30, 1991,
          incorporated by reference to Exhibit (10)(nn) to
          Form 10-K for the fiscal years ended December 31, 1991

 10.qq    Second Amendment to Huffy Corporation 1987 Director             *
          Stock Option Plan, effective as of December 15,
          1991, incorporated by reference to Exhibit (10)(oo)
          to Form 10-K for the fiscal year ended December 31,
          1991

 10.rr    Huffy Corporation 1988 Stock Option Plan and Restricted         *
          Share Plan, incorporated by reference to Exhibit 19(b)
          to Form 10-Q for the fiscal quarter ended June 30, 1988,
          and to Exhibit A to the Company's Proxy Statement dated
          March 13, 1992 for the Annual Meeting of Shareholders
          held April 24, 1992

 10.ss    Huffy Corporation 1990 Directors' Retirement Plan               *
          incorporated by reference to Exhibit (10)(qq) to Form
          10-K for the fiscal year ended December 31, 1991

 10.tt    Description of Huffy Corporation Executive Automobile           *
          Policy incorporated by reference to Exhibit (10)(rr)
          to Form 10-K for the fiscal year ended December 31, 1991

 10.uu    Transition Agreement, as amended and restated, dated            *
          February 15, 1993, between Huffy Corporation and Harry
          A. Shaw III, incorporated by reference to Exhibit 10(tt)
          to Form 10-K for the fiscal year ended December 31, 1992

OTHER FILINGS
- -------------

 13 Certain sections of the Annual Report to Shareholders for fiscal year ended December 31, 1993

 19 Schedule of certain documents substantially identical to filed documents with parties thereto and other material differing details

 22       List of all direct and indirect Subsidiaries of the
          registrant:
                                               Jurisdiction in
          Name of Subsidiary                   which Incorporated
          ------------------                   ------------------

          Gerry Baby Products Company          Delaware
          Huffy FSC, Inc.                      Virgin Islands
          Huffy International Finance, N.V.    Netherland Antilles
          Huffy Service First, Inc.            Ohio
          Gerry Wood Products Company          Wisconsin
          Snugli-Canada, Ltd.                  British Columbia, Canada
          The Huffman Manufacturing Company    Ohio
          True Temper Hardware Company         Ohio
          Washington Inventory Service         California

*Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.