Form 10-Q
period 1994-03-31
HUFFY CORP
filed 1994-05-03
CIK 225463

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

   For Quarter Ended       March 31, 1994
                     --------------------------------------------------------
                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

   For the transition period from                       to
                                  ----------------------   ------------------
   Commission file number       1-5325
                          ---------------------------------------------------
                               Huffy Corporation
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Ohio                                       31-0326270
   -------------------------------                     -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)


                     225 Byers Road, Miamisburg, Ohio 45342
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (513) 866-6251
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                   No Change
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No
                                      ---       ---
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                  Yes      No
                                      ---      ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Outstanding Shares:    14,781 038    as of    April 28, 1994
                    ---------------         ------------------



"Index of Exhibits" is page 10 herein                       Page 1 of 10

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED). COMPANY FOR WHICH REPORT IS FILED:
        --------------------

                               HUFFY CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar Amounts in Thousands, Except Per Share Data)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                               ----------------------------------

                                                                      1994              1993
                                                               --------------       ------------
Net sales                                                            $189,220           $214,999
Cost of sales                                                         153,234            175,427
                                                               --------------       ------------

     Gross profit                                                      35,986             39,572

Selling, general and administrative expenses                           26,381             29,201
                                                               --------------       ------------

     Operating profit                                                   9,605             10,371

Other (income) expense
  Interest expense, net                                                 1,669              2,297
  Other                                                                  (225)                18
                                                               --------------       ------------

     Earnings before income taxes and cumulative
     effect of accounting change                                        8,161              8,056

Income taxes                                                            3,316              3,147
                                                               --------------       ------------

     Earnings before cumulative effect of accounting change             4,845              4,909

Cumulative effect of accounting change, net of income taxes                --             (1,084)
                                                               --------------       ------------

     Net earnings                                                      $4,845             $3,825
                                                              ===============     ==============

Earnings per common share:
PRIMARY
Weighted average number of common shares                           14,899,397         12,782,245
                                                               ==============      ==============

Earnings per common share before cumulative effect of
  accounting change                                                     $0.33              $0.38
Cumulative effect of accounting change, net of income taxes                --               (.08)
                                                               --------------       ------------

     Net earnings per common share                                      $0.33              $0.30
                                                               ==============      =============

FULLY DILUTED
Weighted average number of common shares                           14,899,397         14,755,580
                                                               ==============      =============

Earnings per common share before cumulative effect of
  accounting change                                                     $0.33              $0.35
Cumulative effect of accounting change, net of income taxes                --               (.07)
                                                               --------------       ------------

     Net earnings per common share                                      $0.33              $0.28
                                                               ==============       ============

See accompanying notes to interim consolidated financial statements.





Page 2 of 10

                                       HUFFY CORPORATION
                                  CONSOLIDATED BALANCE SHEETS
                                 (Dollar Amounts In Thousands)

                                                                      MARCH 31,      DECEMBER 31,
                                                                          1994              1993
                                                                     ---------       -----------
ASSETS

Current assets:
   Cash and cash equivalents                                              $486            $4,140
   Accounts and notes receivable, net                                  147,569            93,268
   Inventories                                                          65,566            82,144
   Prepaid expenses and Federal income taxes                            16,143            17,813
                                                                     ---------       -----------

      Total current assets                                             229,764           197,365
                                                                     ---------       -----------

Property, plant and equipment, at cost                                 172,953           170,719
   Less accumulated depreciation and amortization                     (101,201)          (97,072)
                                                                     ---------       -----------

      Net property, plant and equipment                                 71,752            73,647

Excess of cost over net assets acquired, net                            26,354            26,555
Other assets                                                            21,763            21,770
                                                                     ---------       -----------
                                                                      $349,633          $319,337
                                                                     =========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                       $27,250            $3,500
   Current installments of long-term obligations                         5,326             5,968
   Accounts payable                                                     49,629            43,713
   Accrued expenses                                                     35,285            37,466
   Other current liabilities                                            13,997            13,123
                                                                     ---------       -----------

      Total current liabilities                                        131,487           103,770
                                                                     ---------       -----------

Long-term obligations, less current installments                        43,194            43,211
Other long-term liabilities                                             35,431            36,327

Shareholders' equity:
   Preferred stock                                                          --                --
   Common stock                                                         15,977            15,963
   Additional paid-in capital                                           58,169            58,059
   Retained earnings                                                    79,353            75,920
                                                                     ---------       -----------
                                                                       153,499           149,942

   Less: cost of treasury shares                                       (13,978)          (13,913)
                                                                     ---------       -----------

      Total shareholders' equity                                       139,521           136,029
                                                                     ---------       -----------

                                                                      $349,633          $319,337
                                                                     =========       ===========

See accompanying notes to interim consolidated financial statements.





                                                                    Page 3 of 10

                               HUFFY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar Amounts in Thousands)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
                                                                      ------------------------
                                                                       1994              1993
                                                                      --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                            $4,845            $3,825

Adjustments to reconcile net earnings to net cash used in operating activities:

  Depreciation and amortization                                          5,302             5,119
  Gain on sale of property, plant & equipment                              (18)              (52)
  Changes in assets and liabilities:
     Accounts and notes receivable, net                                (54,301)          (38,776)
     Inventories                                                        16,578           (10,686)
     Prepaid expenses and Federal income taxes                           1,670             1,693
     Other assets                                                         (371)             (820)
     Accounts payable                                                    5,916            15,152
     Accrued expenses                                                   (2,181)            3,243
     Other current liabilities                                             865             5,641
     Other long-term liabilities                                          (896)              534
     Other                                                                (156)             (197)
                                                                      --------          --------
     Net cash used in operating activities                             (22,747)          (15,324)
______________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                  (4,350)           (3,491)
  Proceeds from sale of property, plant & equipment                      1,540                62
                                                                      --------          --------

     Net cash used in investing activities                              (2,810)           (3,429)
______________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from short-term borrowings                                   23,750            19,330
  Issuance of long-term obligations                                          3                77
  Reduction of long-term debt                                             (662)              (14)
  Issuance of common shares                                                124                69
  Purchase of treasury shares                                              (65)               --
  Dividends paid                                                        (1,247)             (944)
                                                                      --------          --------
     Net cash provided by financing activities                          21,903            18,518
______________________________________________________________________________________________________

Net change in cash and cash equivalents                                 (3,654)             (235)
Cash and cash equivalents:

     Beginning of the year                                               4,140             3,489
                                                                      --------          --------
     End of the three month period                                        $486            $3,254
______________________________________________________________________________________________________

See accompanying notes to interim consolidated financial statements.





                                                                    Page 4 of 10

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Shareholders for the year ended December 31, 1993 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the periods presented and to present fairly the consolidated financial position of Huffy Corporation as of March 31, 1994. All such adjustments are of a normal recurring nature.

Note 2: The Consolidated Statement of Earnings and the Consolidated Statement of Cash flows for the three months ended March 31, 1993 have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 112 "Employers Accounting for Postemployment Benefits" in the fourth quarter of 1993, effective January 1, 1993.

Note 3: Inventories of Huffy Bicycle Company and Huffy Sports Company are valued using the dollar value LIFO method and, as a result, it is impractical to separate inventory values between raw materials, work-in-process and finished products on an interim basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------
                      Three Months Ended March 31, 1994
                      ---------------------------------
              Compared to the Three Months Ended March 31, 1993
              -------------------------------------------------
             (Dollar Amounts in Thousands, Except Per Share Data)

Net Earnings
- - ------------
Net earnings for Huffy Corporation ("Huffy" or "Company") for the quarter ended March 31, 1994 were $4,845 compared to $3,825 for the same period last year. Fully diluted earnings per share for the first quarter were $.33 per common share, compared to $.28 per common share during the first quarter of 1993. The 1993 net earnings included a one-time cumulative charge of $1,084, or $.07 per common share, to reflect a change in accounting for postemployment benefits upon adoption of Statement of Financial Accounting Standards (SFAS) No. 112.

Operating profit for the first quarter of 1994 was $9,605 compared to $10,371 for the same period in 1993. The most significant factor contributing to the reduction in operating profit occurred at Huffy Bicycle Company in the Recreation and Leisure Time Products segment. Huffy Bicycle Company experienced soft retail sales reflecting market conditions and retail customers' increased emphasis on inventory management. This loss in earnings at Huffy Bicycle Company was partially offset by increased earnings at True Temper Hardware Company through improved operating margins and increased manufacturing efficiency. The Services for Retail and Juvenile Products segments had earnings comparable with the first quarter of 1993.

Net Sales
- - ---------
Net sales for the quarter ended March 31, 1994 were $189,220, down 12% from net sales of $214,999 for the same quarter in 1993. The decrease in net sales occurred predominately in the Recreation and Leisure Time Products segment. Huffy Bicycle Company net sales were impacted by a soft retail sales environment resulting from 1993 retail year end inventory carryover with some customers, a shift in product mix to lower priced juvenile bicycles, and inclement weather which delayed seasonal spring sales. The Juvenile Products segment also had slightly lower sales due to a sluggish retail market. In the Services for Retail segment both Washington Inventory Service and Huffy Service First, Inc had increased sales due to increased market penetration and distribution.

Gross Profit
- - ------------
Gross profit for the quarter ended March 31, 1994 was $35,986, a 9% decrease from the $39,572 achieved in the first quarter of 1993. The dollar decrease in gross profit was due primarily to the decreased sales volume at Huffy Bicycle Company in the Recreation and Leisure Time Products segment, partially offset by a dollar increase in gross profit at True Temper Hardware Company. The increase at True Temper Hardware Company was due primarily to the reduction of fixed manufacturing costs, related to the restructuring of True Temper's operations in 1993. The gross profit for the Juvenile Products and Services for Retail segments was consistent with prior years.

Gross profit as a percentage of net sales for the first quarter of 1994 was 19.0% compared to 18.4% for the same quarter in 1993. The improvement in gross margin as a percentage of net sales is due primarily to reductions in fixed manufacturing expenses and improvements in manufacturing efficiency at True Temper Hardware Company. This was partially offset at Huffy Bicycle Company due to a change in sales mix from the first quarter of 1993 and higher fixed costs per unit created by lower production levels. Gross profit as a percentage of net sales increased in the Juvenile Products segment due primarily to the increased operating efficiency of Gerry Baby Products Company's new manufacturing facility coupled with the introduction of new products.

Selling General and Administrative Expenses
- - -------------------------------------------
Selling, general and administrative expenses were $26,381 for the first quarter of 1994 compared to $29,201 for the same period in 1993. The dollar decrease in selling, general and administrative expenses occurred primarily in the Recreation and Leisure Time Products segment at Huffy Bicycle Company and True Temper Hardware Company. The decrease at Huffy Bicycle Company was due to a reduction in bad debt expense and successful cost reduction efforts. At True Temper Hardware Company, the decrease was the result of a reduction in bad debt expense, liability claims, and restructuring adjustments related to the second quarter shut-down of manufacturing facilities in Anderson, South Carolina.

Restructuring Reserve
- - ---------------------
The estimate recorded in the Company's 1993 Annual Report for restructuring the Company's lawn and garden tools business remains substantially unchanged. During the first quarter of 1994, the Company charged $613 against the restructuring reserve. The charges related primarily to current year operating losses of product lines which will be discontinued in the second quarter as a part of the restructuring plan and other administrative costs of the manufacturing facilities located in Anderson, South Carolina.

Net Interest Expense
- - --------------------
Net interest expense for the first quarter of 1994 decreased by $628 or 27.3%, from the first quarter of 1993 due to the call for redemption and subsequent conversion in October, 1993 of the Company's 7 1/4% Convertible Subordinated Debentures.

Liquidity and Capital Resources
- - -------------------------------
The Company's liquidity and capital resources remained substantially unchanged from those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. The Company's balance sheet reflects increases in both current assets and current liabilities attributable to seasonal changes in the operations of its businesses.

PART II   -- OTHER INFORMATION

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
          The Annual Meeting of Shareholders of the Company was held on April 15, 1994. At such meeting, the Shareholders of the Company elected William K. Hall, Stephen P. Huffman, Donald K. Miller, Richard L. Molen and Fred G. Wall, each for a three year term expiring in 1997, Jack D. Michaels and James F. Robeson, each for a two year term expiring in 1996, and Linda B. Keene for a one year term expiring in 1995. Votes were cast as follows: FOR: William K. Hall (12,786,918), Stephen P. Huffman (12,786,138), Linda B. Keene
          (12,776,816), Jack D. Michaels (12,777,922), Donald L. Miller
          (12,785,174), Richard L. Molen (12,769,194), James F. Robeson
          (12,775,859), and Fred G. Wall (12,785,387); WITHHELD (INCLUDING BROKER NON-VOTES): William K. Hall (121,070), Stephen P. Huffman (121,850), Linda B. Keene (131,172), Jack D. Michaels (130,066),
          Donald K. Miller (122,814), Richard L. Molen (138,794), James F. Robeson (132,129), and Fred G. Wall (122,601). The shareholders also ratified the appointment of KPMG Peat Marwick as the Company's independent public accountants for calendar year 1994. In connection with such ratification, there were 12,537,052 votes cast for ratification, 32,958 cast against, and 337,978 cast to abstain (including broker non-votes).

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
          a. Exhibits - The Exhibits, as shown in the "Index of Exhibits" attached hereto as page 10, are filed as a part of this Report.

          b. No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HUFFY CORPORATION
                                        (registrant)


May 3, 1994                     /s/ Timothy G. Howard
- - ------------------              ---------------------------------
Date                            Timothy G. Howard
                                Vice President and Controller
                                (Principal Accounting Officer)

                               INDEX OF EXHIBITS

Exhibit
  No.                             Item
- - -------        --------------------------------------------
(2)            Not applicable

(4)            Not applicable

(10)           Not applicable

(11)           Not applicable

(15)           Not applicable

(18)           Not applicable

(19)           Not applicable

(22)           Not applicable

(23)           Not applicable

(24)           Not applicable

(27)           Not applicable

(99)           Not applicable