Form 10-Q
period 1994-06-30
HUFFY CORP
filed 1994-08-10
CIK 225463

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended           June 30, 1994
                  ----------------------------------------------

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to __________________________

Commission file number          1-5325
                       -----------------------------------------------------

                              Huffy Corporation
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Ohio                                         31-0326270
    -------------------------------                       ----------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

                     225 Byers Road, Miamisburg, Ohio  45342
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                   (513) 866-6251
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

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

                                                            Yes _____ No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Outstanding Shares:    14,735,330        as of     August 5, 1994
                     -------------------       ----------------------

"Index of Exhibits" is page 12 herein

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).  COMPANY FOR WHICH REPORT IS FILED:



                               HUFFY CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar Amounts in Thousands, Except Per Share Data)


                                                             Three Months Ended                       Six Months Ended
                                                                    June 30,                               June 30,
                                                          ------------------------------          -----------------------------
                                                            1994                 1993               1994                1993
                                                            ----                 ----               ----                ----
Net sales                                                 $ 214,898            $ 220,095          $ 404,118           $ 435,094
Cost of sales                                               173,835              178,062            327,069             353,489
                                                          ---------            ---------          ---------           ---------
      Gross profit                                           41,063               42,033             77,049              81,605

Selling, general and administrative
  expenses                                                   26,587               28,145             52,968              57,346
                                                          ---------            ---------          ---------           ---------
      Operating profit                                       14,476               13,888             24,081              24,259

Other (income) expense
  Interest expense, net                                       1,309                2,330              2,978               4,627
  Other                                                         (21)                 113               (246)                131
                                                          ---------            ---------          ---------           ---------
Earnings before income taxes
  and cumulative effect of
  accounting change                                          13,188               11,445             21,349              19,501

Income taxes                                                  5,227                4,576              8,543               7,723
                                                          ---------            ---------          ---------           ---------
      Earnings before cumulative
        effect of accounting change                           7,961                6,869             12,806              11,778

Cumulative effect of accounting
  change, net of income taxes                                    --                   --                 --              (1,084)
                                                          ---------            ---------          ---------           ---------
       Net earnings                                       $   7,961            $   6,869          $  12,806           $  10,694
                                                          =========            =========          =========           =========

                                                              (Continued.....)

                               HUFFY CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar Amounts in Thousands, Except Per Share Data)
                                                  Three Months Ended                     Six Months Ended
                                                       June 30,                                June 30,
                                             ------------------------------          ------------------------------

                                               1994                 1993               1994                1993
                                               ----                 ----               ----                ----
Earnings per common share:
 PRIMARY
  Weighted average number of
   common shares                             14,949,562          12,806,287          14,924,480          12,794,266
                                             ==========          ==========          ==========          ==========

  Earnings per common share before
   cumulative effect of
   accounting change                              $ .53               $ .54               $ .86               $ .92
  Cumulative effect of accounting
   change, net of income taxes                       --                  --                  --               ( .08)
                                                -------             -------             -------              ------

      Net earnings per
        common share                             $  .53              $  .54              $  .86              $  .84
                                                 ======              ======              ======              ======

 FULLY DILUTED
  Weighted average number of
   common shares                             14,949,562          14,786,944          14,924,480          14,771,262
                                             ==========          ==========          ==========          ==========

  Earnings per common share
   before cumulative effect of
   accounting change                              $ .53              $  .48              $  .86              $  .84
  Cumulative effect of accounting
   change, net of income taxes                       --                  --                  --               ( .07)
                                                -------             -------             -------              ------

      Net earnings per
        common share                             $  .53              $  .48              $  .86              $  .77
                                                 ======              ======              ======              ======

See accompanying notes to interim consolidated financial statements.

                               HUFFY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar Amounts In Thousands)

                                                                               June 30,                   December 31,
                                                                                 1994                         1993
                                                                            -----------                   ------------
ASSETS
- - ------
Current assets:
  Cash and cash equivalents                                                 $   12,275                    $   4,140
  Accounts and notes receivable, net                                           134,039                       93,268
  Inventories                                                                   61,671                       82,144
  Prepaid expenses and federal income taxes                                     16,281                       17,813
                                                                            ----------                    ---------
      Total current assets                                                     224,266                      197,365
                                                                             ---------                    ---------
Property, plant and equipment, at cost                                         180,356                      170,719
  Less accumulated depreciation and amortization                              (105,996)                     (97,072)
                                                                            ----------                    ---------
      Net property, plant and equipment                                         74,360                       73,647

Excess of cost over net assets acquired, net                                    26,154                       26,555
Other assets                                                                    21,677                       21,770
                                                                            ----------                    ---------
                                                                             $ 346,457                    $ 319,337
                                                                             =========                    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------

Current liabilities:
  Notes payable                                                             $       --                    $   3,500
  Current installments of long-term obligations                                  5,329                        5,968
  Accounts payable                                                              61,860                       43,713
  Accrued expenses                                                              43,849                       37,466
  Restructuring reserve                                                          6,099                        9,296
  Other current liabilities                                                      4,757                        3,827
                                                                            ----------                    ---------
      Total current liabilities                                                121,894                      103,770
                                                                            ----------                    ---------

Long-term obligations, less current installments                                41,375                       43,211
Other long-term liabilities                                                     35,546                       36,327

Shareholders' equity:
  Preferred stock                                                                   --                           --
  Common stock                                                                  16,084                       15,963
  Additional paid-in capital                                                    59,494                       58,059
  Retained earnings                                                             86,217                       75,920
                                                                            ----------                    ---------
                                                                               161,795                      149,942
  Less: cost of treasury shares                                                (14,153)                     (18,913)
                                                                            ----------                    ---------
      Total shareholders' equity                                               147,642                      136,029
                                                                             ---------                    ---------
                                                                             $ 346,457                    $ 319,337
                                                                             =========                    =========

See accompanying notes to interim consolidated financial statements.

                               HUFFY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar Amounts in Thousands)

                                                                                         SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                      -----------------------
                                                                                1994                         1993
                                                                                ----                         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                               $    12,806                   $   10,694
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation and amortization                                                 10,835                       10,406
  (Gain) loss on sale of property, plant & equipment                               (20)                         285
  Changes in assets and liabilities:
      Accounts and notes receivable, net                                       (40,771)                     (16,251)
      Inventories                                                               20,473                       (7,664)
      Prepaid expenses and federal income taxes                                  1,532                        1,541
      Other assets                                                                (644)                      (1,066)
      Accounts payable                                                          18,147                        8,146
      Accrued expenses                                                           6,383                        7,073
      Restructuring reserve                                                     (3,197)                          --
      Other current liabilities                                                    921                        2,567
      Other long-term liabilities                                               (1,495)                        (895)
      Other                                                                          4                         (398)
                                                                           -----------                   ----------
      Net cash provided by operating activities                                 25,688                       16,224
===================================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                         (12,015)                      (8,687)
  Proceeds from sale of property, plant & equipment                              1,625                          110
                                                                            ----------                   ----------
      Net cash used in investing activities                                    (10,390)                      (8,577)
===================================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in short-term borrowings                              (3,500)                       1,705
  Issuance of long-term obligations                                                 39                           35
  Reduction of long-term obligations                                            (2,514)                      (2,124)
  Issuance of common shares                                                      1,556                          122
  Purchase of treasury shares                                                     (240)                          --
  Dividends paid                                                                (2,504)                      (1,889)
                                                                           -----------                    ---------
      Net cash used in financing activities                                     (7,163)                      (2,151)
===================================================================================================================
Net change in cash and cash equivalents                                          8,135                        5,496
Cash and cash equivalents:
      Beginning of period                                                        4,140                        3,489
                                                                           -----------                   ----------
      End of period                                                             12,275                     $  8,985
===================================================================================================================

See accompanying notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Shareholders for the year ended December 31, 1993 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Huffy Corporation as of June 30, 1994. All such adjustments are of a normal recurring nature.

Note 2: The Consolidated Statement of Earnings for the six months ended June 30, 1993 and the Consolidated Statement of Cash Flows for the six months ended June 30, 1993 have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 112 "Employers Accounting for Postemployment Benefits" in the fourth quarter of 1993, effective January 1, 1993.

Note 3: Inventories of Huffy Bicycle Company and Huffy Sports Company are valued using the dollar value LIFO method and, as a result, it is impractical to separate inventory values between raw materials, work-in-process and finished products on an interim basis.

Note 4: The Company acquired a facility and began modifications necessary for bicycle production in the third quarter of 1994. The new facility will require a capital investment of approximately $23,000. On August 1, 1994, the City of Farmington, Missouri issued and sold Industrial Development Revenue Bonds (Huffy Corporation Project), Series 1994 in the aggregate principal amount of $20,000 (the "Bonds") to provide financing for the acquisition, construction and installation of equipment and certain industrial facilities in Farmington, Missouri (the "Site"). The Bonds bear interest at the rate of 8.23% per annum payable in quarterly installments. The Bonds mature in equal semi-annual installments over a fourteen year period beginning in 2000. The Company has entered into a Lease Agreement with the City of Farmington for the Site and a Guarantee Agreement for the benefit of the holders of the Bonds, both effective as of August 1, 1994.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

                Three Months and Six Months Ended June 30, 1994
                -----------------------------------------------
        Compared to the Three Months and Six Months Ended June 30, 1993
        ---------------------------------------------------------------
             (Dollar Amounts in Thousands, Except Per Share Data)

Net Earnings
- - ------------
Net earnings for Huffy Corporation ("Huffy" or "Company") for the quarter ended June 30, 1994 were $7,961, compared to $6,869 for the same period last year. Fully diluted earnings per share for the second quarter of 1994 were $.53 per common share, compared to $.48 per common share for the second quarter of 1993. The majority of the increases in net earnings occurred in the Services for Retail segment, where sales volumes were significantly above last year's levels. Net earnings in the Juvenile Products and the Recreation and Leisure Time Products segments were comparable to net earnings reported for the second quarter of 1993.

Net earnings for the six months ended June 30, 1994 were $12,806, compared to $10,694 for the same period last year. Fully diluted earnings per share for the six months ended June 30, 1994 were $.86 per common share, compared to $.77 per common share for the same period last year. 1993 net earnings and net earnings per common share include a one-time cumulative charge of $1,084, or $.07 per common share, as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits."

The most significant factor contributing to the increase in earnings before the cumulative effect of accounting change for the six months ended June 30, 1994, occurred at Washington Inventory Service and Huffy Service First in the Services for Retail segment. Increased earnings at Washington Inventory Service were a result of volume increases caused by the continuing market shift to SKU (stock keeping units) and cycle inventory counts, as well as a market shift from in-house inventory crews to outside service crews. Huffy Service First experienced a significant earnings increase caused by increased market penetration in both the consumer product assembly and in the supplier services business. These increases in the Services for Retail segment were partially offset by decreases in the Recreation and Leisure Time Products segment, and in the Juvenile Products segment. In the Recreation and Leisure Time Products segment, Huffy Bicycle Company experienced soft retail sales reflecting market conditions and retailers' increased emphasis on inventory management. In addition, competitive pricing pressure both at the retail and manufacturing level, and a shift in product mix to lower priced juvenile bikes, negatively impacted operating profits. This loss in earnings at Huffy Bicycle Company was partially offset by increased earnings at True Temper Hardware Company through improved operating margins and increased manufacturing efficiency. In the Juvenile Products segment, the decrease in earnings was primarily due to increased administrative and warranty expense.

Net Sales
- - ---------
Net sales for the quarter ended June 30, 1994 were $214,898, down 2.4% from the net sales level of $220,095 for the same quarter in 1993. The decrease occurred primarily in the Recreation and Leisure Time Products segment due to the discontinuance of certain product lines at True Temper Hardware Company and an intense competitive retail environment in the bicycle market. The sales decreases at True Temper Hardware Company and Huffy Bicycle Company were partially offset by a sales increase at Huffy Sports Company due to new product introductions, particularly portable products. The sales decrease in the Recreation and Leisure Time Products segment was partially offset by higher sales volume in the Services for Retail segment.

Net sales for the six months ended June 30, 1994 were $404,118, a 7.1% decrease from net sales of $435,094 for the same period last year. The decrease in net sales occurred predominately in the Recreation and Leisure Time Products segment. Huffy Bicycle Company net sales were lower than last year due to a soft retail sales environment resulting from 1993 retail year end inventory carryover with some customers and a shift in product mix to lower priced juvenile bicycles. In addition, the discontinuance of certain product lines at True Temper Hardware Company in 1994 also influenced year to year comparisons. The Juvenile Products segment also had slightly lower sales due to a sluggish retail market. Net sales decreases in the Recreation and Leisure Time Products and Juvenile Products segments were partially offset by increased sales in the Services for Retail segment.

Gross Profit
- - ------------
Gross profit for the quarter ended June 30, 1994 was $41,063, down 2.3% from the $42,033 achieved in the second quarter of 1993. Expressed as a percentage of net sales, gross profit for the second quarter of 1994 and 1993 was 19.1%. The dollar decrease in gross profit was due primarily to decreased volume in the Recreation and Leisure Time Products segment. Volume related decreases in gross profit at Huffy Bicycle Company were partially offset by volume related increases in gross profit at Huffy Sports Company.

Gross profit for the six months ended June 30, 1994 was $77,049, or 19.1% of net sales, versus $81,605, or 18.8% of net sales, for the same period in 1993. The dollar decrease in gross profit was due primarily to decreased volume in the Recreation and Leisure Time Products segment, offset by improved profit margins in the Juvenile Products and Services for Retail segments. Within the Recreation and Leisure Time Products segment, dollar decreases in gross profit at Huffy Bicycle Company were partially offset by a dollar increase in gross profit at Huffy Sports Company and True Temper Hardware Company. The increase at True Temper Hardware Company was due primarily to reductions in fixed manufacturing expenses and improvements in manufacturing efficiency as a result of restructuring the lawn and garden tools business.

The increase in gross margins as a percent of net sales for the six months ended June 30, 1994 vs. the same period in 1993 was caused primarily by a shift in the mix of consolidated net sales from the Recreation and Leisure Time Products segment to the Juvenile Products and Services for Retail segments.

Selling, General and Administrative Expenses
- - --------------------------------------------
Selling, general and administrative expenses were $26,587 for the second quarter of 1994, compared to $28,145 for the same period of 1993. Expressed as a percentage of net sales, selling, general and administrative expenses were 12.4% for the second quarter of 1994, as compared to 12.8% for the same period in the previous year.

Selling, general and administrative expenses for the six months ended June 30, 1994 were $52,968, or 13.1% of net sales, versus $57,346, or 13.2% of net sales for the same period in 1993.

The dollar decrease in selling, general and administrative expenses for both the second quarter and the six months ended June 30, 1994, occurred primarily in the Recreation and Leisure Time Products segment at Huffy Bicycle Company and True Temper Hardware Company. The decrease at Huffy Bicycle Company was due to a reduction in bad debt expense and other successful cost reduction efforts. At True Temper Hardware Company, the decrease was primarily the result of the restructuring of the lawn and garden tools business, but was also impacted by a reduction in bad debt expense and liability claims.

Restructuring Reserve
- - ---------------------
The estimate recorded in the Company's 1993 Annual Report for restructuring the Company's lawn and garden tools business remains substantially unchanged. During the first six months of 1994, the Company charged $3,197 against the restructuring reserve. The charges related primarily to current year operating losses of product lines which have been discontinued as a part of the restructuring plan, and other administrative costs associated with restructuring the business.

Liquidity and Capital Resources
- - -------------------------------
The Company acquired a facility and began modifications necessary for bicycle production in the third quarter of 1994. The new facility will require a capital investment of approximately $23,000. On August 1, 1994, the City of Farmington, Missouri issued and sold Industrial Development Revenue Bonds (Huffy Corporation Project), Series 1994 in the aggregate principal amount of $20,000 (the "Bonds") to provide financing for the acquisition, construction and installation of equipment and certain industrial facilities in Farmington, Missouri (the "Site"). The Bonds bear interest at the rate of 8.23% per annum payable in quarterly installments. The Bonds mature in equal semi-annual installments over a fourteen year period beginning in 2000. The Company has entered into a Lease

Agreement with the City of Farmington for the Site and a Guarantee Agreement for the benefit of the holders of the Bonds, both effective as of August 1, 1994.

There have been no other significant changes in the Company's liquidity and capital resources as of June 30, 1994 from those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. The Company's balance sheet reflects increases in both current assets and current liabilities attributable to seasonal changes in the operations of its businesses.


PART II -- OTHER INFORMATION
ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

       a. Exhibits - The Exhibits, as shown in the "Index of Exhibits", attached hereto as page 12, are filed as a part of this Report.

       b. No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   HUFFY CORPORATION, registrant



        August  5, 1994                     /s/ Timothy G. Howard
- - ------------------------------             -------------------------------------
Date                                       Timothy G. Howard
                                           Vice President - Corporate Controller
                                           (Principal Accounting Officer)

                               INDEX OF EXHIBITS
Exhibit
  No.                                     Item
- - -------          --------------------------------------------------------------------------------
  (2)             Not applicable

  (4)             Bond Purchase Agreement, dated as of August 1, 1994, among the
                  Company, the City of Farmington, Missouri ("City") and The Prudential
                  Insurance Company of America ("Prudential"); Lease Agreement, dated as of August 1, 1994, between the Company and City; Guarantee Agreement, dated as of August 1, 1994, executed by the Company; and Escrow
                  Agreement, dated as of August 1, 1994, among City, Company and escrow agent.  Pursuant to Instruction 4(iii)(A) of Item 601 under Regulation
                  S-K, the Company is not filing these documents as exhibits to this
                  Form 10-Q, but does agree to provide the Commission with a copy upon the Commission's request.

 (10)(a)          Second Amendment to Huffy Corporation Supplemental/Excess Benefit
                  Plan, executed June 30, 1991.

 (10)(b)          Third Amendment to Huffy Corporation Supplemental/Excess Benefit Plan,
                  executed June 27, 1994.

 (11)             Not applicable

 (15)             Not applicable

 (18)             Not applicable

 (19)             Not applicable

 (22)             Not applicable

 (23)             Not applicable

 (24)             Not applicable

 (27)             Not applicable


 (99)             Not applicable