Form 10-Q
period 1994-09-30
HUFFY CORP
filed 1994-11-14
CIK 225463

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended           September 30, 1994
                  -------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                                ---------------     --------------
Commission file number          1-5325
                       ------------------------

                                Huffy Corporation
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                          31-0326270
      -------------------------------         -----------------
      (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)         Identification No.)

                     225 Byers Road, Miamisburg, Ohio  45342
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (513) 866-6251
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                   No Change
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes   X          No
                                            -----           -----
              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                        Yes             No
                                            -----           -----
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding Shares:        13,998,376         as of      November 8, 1994
                    -------------------------       -------------------------
"Index of Exhibits" is page 11 herein

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).  COMPANY FOR WHICH REPORT IS FILED:
         --------------------

                               HUFFY CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar Amounts in Thousands, Except Per Share Data)



                                                      Three Months Ended                     Nine Months Ended
                                                         September 30,                         September 30,
                                              -----------------------------          ---------------------------

                                                 1994                 1993               1994                1993
                                                 ----                 ----               ----                ----
Net sales                                     $ 153,332            $ 167,232          $ 557,450           $ 602,326
Cost of sales                                   126,537              137,013            453,606             490,502
                                              ---------            ---------          ---------           ---------
      Gross profit                               26,795               30,219            103,844             111,824

Selling, general and administrative
  expenses                                       22,061               24,104             75,029              81,450
                                              ---------            ---------          ---------           ---------
      Operating profit                            4,734                6,115             28,815              30,374

Other (income) expense
  Interest expense, net                           1,252                2,151              4,230               6,778
  Other                                            (212)                 182               (458)                313
                                              ---------            ---------          ---------           ---------
Earnings before income taxes
  and cumulative effect of
  accounting change                               3,694               3,782              25,043              23,283

Income taxes                                      1,092               1,474               9,635               9,197
                                              ---------            ---------          ---------           ---------

      Earnings before cumulative
        effect of accounting change               2,602               2,308              15,408              14,086

Cumulative effect of accounting
  change, net of income taxes                        --                  --                  --              (1,084)
                                              ---------            ---------          ---------           ---------

      Net earnings                            $   2,602          $    2,308           $  15,408           $  13,002
                                              =========          ==========           =========           =========

                                                                                                (Continued....)

                               HUFFY CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
             (Dollar Amounts in Thousands, Except Per Share Data)



                                                   Three Months Ended                     Nine Months Ended
                                                      September 30,                          September 30,
                                             -----------------------------          ---------------------------

- - -
                                                1994                 1993               1994                1993
                                                ----                 ----               ----                ----
Earnings per common share:
 PRIMARY
  Weighted average number of
   common shares                             14,675,383          12,866,681          14,710,976          12,818,404
                                             ==========          ==========          ==========          ==========

  Earnings per common share before
   cumulative effect of
   accounting change                              $ .18               $ .18              $ 1.05              $ 1.10
  Cumulative effect of accounting
   change, net of income taxes                       --                  --                  --                (.08)
                                             ----------          ----------          ----------          ----------
      Net earnings per
        common share                             $  .18              $  .18              $ 1.05              $ 1.02
                                             ==========          ==========          ==========          ==========
 FULLY DILUTED
  Weighted average number of
   common shares                             14,675,383          14,853,476          14,710,976          14,798,667
                                             ==========          ==========          ==========          ==========
  Earnings per common share
   before cumulative effect of
   accounting change                              $ .18              $  .18              $ 1.05              $ 1.02
  Cumulative effect of accounting
   change, net of income taxes                       --                  --                  --               ( .07)
                                             ----------          ----------          ----------          ----------
      Net earnings per
        common share                             $  .18              $  .18              $ 1.05              $  .95
                                             ==========          ==========          ==========          ==========



See accompanying notes to interim consolidated financial statements.

                               HUFFY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar Amounts In Thousands)


                                                         September 30,        December 31,
                                                             1994                1993
                                                        ---------------      --------------
ASSETS
- - ------
Current assets:
  Cash and cash equivalents                               $   14,669          $    4,140
  Accounts and notes receivable, net                         103,649              93,268
  Inventories                                                 70,995              82,144
  Prepaid expenses and federal income taxes                   16,818              17,813
                                                          ----------          ----------

      Total current assets                                   206,131             197,365
                                                           ---------           ---------

Property, plant and equipment, at cost                       192,960             170,719
  Less accumulated depreciation and amortization            (110,320)            (97,072)
                                                            --------          ----------

      Net property, plant and equipment                       82,640              73,647

Funds held for construction                                   11,325                  --
Excess of cost over net assets acquired, net                  25,909              26,555
Other assets                                                  21,573              21,770
                                                          ----------          ----------
                                                          $  347,578          $  319,337
                                                          ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------

Current liabilities:
  Notes payable                                           $       --          $    3,500
  Current installments of long-term obligations                5,373               5,968
  Accounts payable                                            52,174              43,713
  Accrued expenses                                            45,147              37,466
  Restructuring reserve                                        3,405               9,296
  Other current liabilities                                    2,883               3,827
                                                          ----------          ----------

      Total current liabilities                              108,982             103,770
                                                          ----------          ----------

Long-term obligations, less current installments              62,018              43,211
Other long-term liabilities                                   34,889              36,327

Shareholders' equity:
  Preferred stock                                                 --                  --
  Common stock                                                16,084              15,963
  Additional paid-in capital                                  59,497              58,059
  Retained earnings                                           87,617              75,920
                                                          ----------           ---------
                                                             163,198             149,942

  Less:  cost of treasury shares                             (21,509)            (13,913)
                                                          ----------          ----------

      Total shareholders' equity                             141,689             136,029
                                                           ---------           ---------

                                                           $ 347,578           $ 319,337
                                                           =========           =========


See accompanying notes to interim consolidated financial statements.

                               HUFFY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar Amounts in Thousands)


                                                                       Nine Months Ended
                                                                         September 30,
                                                               ---------------------------------
                                                                   1994                 1993
                                                                   ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                    $   15,408          $   13,002
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation and amortization                                     15,816              15,374
  Loss on sale of property, plant & equipment                          334                 128
  Changes in assets and liabilities:
      Accounts and notes receivable, net                           (10,381)             11,119
      Inventories                                                   11,149              (9,277)
      Prepaid expenses and federal income taxes                        995                (243)
      Other assets                                                    (921)             (1,944)
      Accounts payable                                               8,461              (1,935)
      Accrued expenses                                               7,681               6,395
      Restructuring reserve                                         (5,891)                 --
      Other current liabilities                                       (953)                904
      Other long-term liabilities                                   (1,438)                894
      Other                                                            (55)               (534)
                                                              ------------          ----------
      Net cash provided by operating activities                     40,205              33,883
======================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                             (24,896)            (13,207)
  Funds held for construction                                      (11,325)                 --
  Proceeds from sale of property, plant & equipment                  1,631                 120
                                                              ------------          ----------
      Net cash used in investing activities                        (34,590)            (13,087)
======================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) in short-term borrowings                           (3,500)            (12,975)
  Issuance of long-term obligations                                 21,023                  30
  Reduction of long-term obligations                                (2,811)             (2,453)
  Issuance of common shares                                          1,559                 194
  Purchase of treasury shares                                       (7,596)                 --
  Dividends paid                                                    (3,761)             (2,837)
                                                               -----------          ----------
      Net cash used in financing activities                          4,914             (18,041)
======================================================================================================
Net change in cash and cash equivalents                             10,529               2,755
Cash and cash equivalents:
      Beginning of period                                            4,140               3,489
                                                               -----------         -----------
      End of period                                             $   14,669          $    6,244
======================================================================================================


See accompanying notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar Amounts in Thousands)

Note 1: Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Shareholders for the year ended December 31, 1993 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Huffy Corporation as of September 30, 1994. All such adjustments are of a normal recurring nature.

Note 2: The Consolidated Statement of Earnings for the nine months ended September 30, 1993 and the Consolidated Statement of Cash Flows for the nine months ended September 30, 1993 have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 112 "Employers Accounting for Postemployment Benefits" in the fourth quarter of 1993, effective January 1, 1993.

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

          As of September 30, 1994, approximately $11,700 had been invested in facility construction. Remaining bond funds in the amount of $11,325 have been recorded as funds held for construction and are classified as a long-term asset on the consolidated balance sheet.

Note 5: The Company received a general notice from the United States Environmental Protection Agency (USEPA) indicating that the USEPA considers the Company a potentially responsible party ("PRP") with respect to claims involving the discharge of hazardous substances into the environment. Currently, the Company, along with other PRP's and the local California Water Quality Authority, are working with the USEPA on a mutually satisfactory remedial plan. In the third quarter of 1994, a pre-tax charge of $1,000 was provided for the estimated future cost of remediation of such site. In the opinion of Management, the amounts accrued related to this site, as well as additional amounts previously accrued for other potential environmental liabilities are adequate and, accordingly, ultimate resolution of these matters are not expected to have a material effect on the Company's consolidated financial position.

Note 6: Third quarter earnings include a credit to income for $1,800 related to insurance proceeds.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------
             THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1994
                                COMPARED TO THE
             THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1993
              (Dollar Amounts in Thousands, Except Per Share Data)

Net Earnings
- - ------------
Net earnings for Huffy Corporation ("Huffy" or "Company") for the quarter ended September 30, 1994 were $2,602, up 12.7% compared to the same period last year. Fully diluted earnings per share for the third quarter of 1994 and 1993 were $.18 per common share. Reduced interest expense, due primarily to the redemption of all of the company's outstanding 7 1/4% Convertible Subordinated Debentures in the fourth quarter of 1993, contributed significantly to the increased earnings in the third quarter of 1994 compared to the same period in 1993. Net earnings in the Recreation and Leisure Time Products and Juvenile Products segments were below those reported for the the third quarter of 1993. Net earnings in the Services for Retail segment were comparable to net earnings reported for the third quarter of 1993.

Net earnings for the nine months ended September 30, 1994 were $15,408, compared to $13,002 for the same period last year. Fully diluted earnings per share for the nine months ended September 30, 1994 were $1.05 per common share, compared to $.95 per common share for the same period last year. 1993 net earnings and net earnings per common share include a one-time cumulative charge of $1,084, or $.07 per common share, as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits."

The Recreation and Leisure Time Products segment has experienced a decline in both sales and operating profits in the nine months ended September 30, 1994 compared to the same period in 1993. Huffy Bicycle Company was negatively impacted by highly competitive pricing at the retail level, and a shift in mix to lower priced juvenile bikes. Additionally, Huffy Sports Company's operating earnings were down in comparison to the prior year primarily as a result of increased raw material costs. These decreased earnings were partially offset by increased earnings at True Temper Hardware Company, caused by a favorable shift in product mix, growth of market share in seasonal product lines, and improvements in manufacturing productivity.

Operating profits in the Juvenile Products segment were lower than the same period in 1993 due primarily to increased raw material costs and increased costs for customer service.

The Services for Retail segment benefited from an increase in year to year earnings at Washington Inventory Service resulting from increased volume caused by the continuing market shift to more complex inventory requirements, more inventory cycle counts, and a shift from in-house inventory crews to external service crews. Huffy Service First experienced significant growth in earnings as a result of increased market penetration in both the consumer product assembly and in the supplier services business.

Net Sales
- - ---------
Net sales for the quarter ended September 30, 1994 were $153,332, down 8.3% from the net sales level of $167,232 for the same quarter in 1993. The decrease occurred primarily in the Recreation and Leisure Time Products segment due to a shift in product mix to lower priced juvenile bikes at Huffy Bicycle Company, an intensely competitive retail environment in both the bicycle and basketball backboard markets, and the discontinuance of certain unprofitable product lines at True Temper Hardware Company,. The sales decrease in the Recreation and Leisure Time Products segment was partially offset by higher sales volume in both the Juvenile Products and the Services for Retail segments.

Net sales for the nine months ended September 30, 1994 were $557,450, a 7.5% decrease from net sales of $602,326 for the same period last year. The decrease in net sales occurred predominately in the Recreation and Leisure Time Products segment. In this segment, Huffy Bicycle Company net sales were lower than last year due to a soft retail sales environment resulting from 1993 retail year end inventory carryover with some customers and a shift in product mix to lower priced juvenile bicycles. In addition, the discontinuance of certain product lines at True Temper Hardware Company in 1994 also influenced year to year comparisons. The Juvenile Products segment also had slightly lower sales due to a sluggish retail market. Net sales decreases in the Recreation and Leisure Time Products and Juvenile Products segments were partially offset by increased sales in the Services for Retail segment.

Gross Profit
- - ------------
Gross profit for the quarter ended September 30, 1994 was $26,795, down 11.3% from the $30,219 achieved in the third quarter of 1993. Expressed as a percentage of net sales, gross profit for the third quarter of 1994 was 17.5% compared to 18.1% for the third quarter of 1993. The decrease in gross profit dollars occurred primarily in the Recreation and Leisure Time Products segment. Within this segment, the gross profit dollar and percentage decrease occurred primarily at Huffy Bicycle Company, due to competitive pricing in the market and a shift in mix to lower margin product. The decrease in gross profit at Huffy Bicycle Company was partially offset by increased gross profit at True Temper Hardware Company resulting from a favorable shift in product mix and improved manufacturing efficiency.

Gross profit for the nine months ended September 30, 1994 was $103,844, or 18.6% of net sales, versus $111,824, or 18.6% of net sales, for the same period in 1993. The dollar decrease in gross profit was due primarily to decreased volume in the Recreation and Leisure Time Products segment, offset by improved profit margins in the Juvenile Products and Services for Retail segments. Within the Recreation and Leisure Time Products segment, dollar decreases in gross profit at Huffy Bicycle Company were partially offset by a dollar increase in gross profit at True Temper Hardware Company. The increase at True Temper Hardware Company was due primarily to reductions in fixed manufacturing expenses and improvements in manufacturing efficiency as a result of restructuring the lawn and garden tools business.

Selling, General and Administrative Expenses
- - --------------------------------------------
Selling, general and administrative expenses were $22,061 for the third quarter of 1994, compared to $24,104 for the same period of 1993. Expressed as a percentage of net sales, selling, general and administrative expenses were 14.4% for both the third quarter of 1994 and 1993.

Selling, general and administrative expenses for the nine months ended September 30, 1994 were $75,029 versus $81,450 for the same period in 1993. Expressed as a percentage of net sales, selling, general & administrative expenses were 13.5% for the nine months ending September 30, 1994 and 1993.

The dollar decrease in selling, general and administrative expenses for both the third quarter and the nine months ended September 30, 1994, occurred primarily in the Recreation and Leisure Time Products segment at Huffy Bicycle Company and True Temper Hardware Company. The decrease at Huffy Bicycle Company was due to successful cost reduction efforts, and a reduction in bad debt expense. At True Temper Hardware Company, the decrease was primarily the result of the restructuring of the lawn and garden tools business, but was also impacted by a reduction in bad debt expense.

The Company received a general notice from the United States Environmental Protection Agency (USEPA) indicating that the USEPA considers the Company a potentially responsible party ("PRP") with respect to claims involving the discharge of hazardous substances into the environment. Currently, the Company, along with other PRP's and the local California Water Quality Authority, are working with the USEPA on a mutually satisfactory remedial plan. In the third quarter of 1994, a pre-tax charge of $1,000 was provided for the estimated future cost of remediation of such site. In the opinion of Management, the amounts accrued related to this site, as well as additional amounts previously accrued for other potential environmental liabilities are adequate and, accordingly, ultimate resolution of these matters are not expected to have a material effect on the Company's consolidated financial position.

Third quarter earnings include a credit to income for $1,800 related to the accrual of insurance proceeds.

Restructuring Reserve
- - ---------------------
The estimate recorded in the Company's 1993 Annual Report for restructuring the Company's lawn and garden tools business remains substantially unchanged. During the first nine months of 1994, the Company charged $5,891 against the restructuring reserve. The charges related primarily to current year operating losses of product lines which have been discontinued as a part of the restructuring plan, and other administrative costs associated with restructuring the business.

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

As of September 30, 1994, approximately $11,700 had been invested in facility construction. Remaining bond funds in the amount of $11,325 have been recorded as funds held for construction and are classified as a long-term asset on the consolidated balance sheet.

On September 4, 1994 the Company's Board of Directors authorized the purchase of up to $20,000 of the Company's common stock. As of September 30, 1994, 302,700 shares had been repurchased.

There have been no other significant changes in the Company's liquidity and capital resources as of September 30, 1994 from those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. The Company's balance sheet reflects fluctuations in both current assets and current liabilities attributable to seasonal changes in the operations of its businesses.

PART II -- OTHER INFORMATION

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
                a. Exhibits - The Exhibits, as shown in the "Index of Exhibits", attached hereto as page 11, are filed as a part of this Report.

                b. No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HUFFY CORPORATION, registrant



     November 8, 1994                      /s/ Timothy G. Howard
- - -----------------------                  ---------------------------
Date                                     Timothy G. Howard
                                         Vice President - Corporate Controller
                                         (Principal Accounting Officer)

                               INDEX OF EXHIBITS


Exhibit
  No.                  Item
- - -------          ---------------------
  (2)             Not applicable

  (4)             Not applicable
 (10)             Not applicable

 (11)             Not applicable

 (15)             Not applicable

 (18)             Not applicable

 (19)             Not applicable

 (22)             Not applicable

 (23)             Not applicable

 (24)             Not applicable

 (27)             Financial Data Schedule

 (99)             Not applicable