Form 10-K/A
period 1993-12-31
HUFFY CORP
filed 1994-12-21
CIK 225463

                                  FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                         Commission file number 1-5325

                               HUFFY CORPORATION
             (Exact name of registrant as specified in its charter)

                 OHIO                                 31-0326270
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

      225 Byers Road, Miamisburg, Ohio                   45342
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (513) 866-6251

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class          Name of each exchange on which registered
  -------------------          -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, as of February 28, 1994, was $268,604,375.

The number of shares outstanding of each of the registrant's classes of Common Stock, as of February 28, 1994, was 14,676,036.


                 "Index of Exhibits" at page 19 of this Report

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

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


                          __________________________

Huffy Corporation's Form 10-K for the Fiscal Year Ended December 31, 1993 is hereby amended by adding to Exhibit No. 13 to the Form 10-K the following accountant's certificate:



Huffy Corporation, Fiscal Year 1993

 INDEPENDENT
 AUDITORS' REPORT

THE BOARD OF DIRECTORS AND
SHAREHOLDERS, HUFFY CORPORATION:

       We have audited the accompanying consolidated balance sheets of Huffy Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huffy Corporation and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles.

       As discussed in notes 1 and 9 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993.

/s/ KPMG PEAT MARWICK

Cincinnati, Ohio, February 11, 1994

Page 25         H  U  F  F  Y

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       HUFFY CORPORATION

                                       --------------------------
                                       (Registrant)




                                       By: /s/ Nancy A. Michaud
                                          -----------------------
                                          (Signature)




                                       Title: Vice President - General
                                              Counsel and Secretary



Date:  December 21, 1994