Form 10-K405
period 1994-12-31
HUFFY CORP
filed 1995-03-23
CIK 225463

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
 (Mark One)
    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1994

                                       OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from                  to
                                     ----------------    ----------------

                         Commission file number 1-5325

                               HUFFY CORPORATION
             (Exact name of registrant as specified in its charter)

                   OHIO                                      31-0326270
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

     225 Byers Road, Miamisburg, Ohio                          45342
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (513) 866-6251

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
     -------------------             -----------------------------------------
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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, as of February 28, 1995, was $196,798,047.

The number of shares outstanding of each of the registrant's classes of Common Stock, as of February 28, 1995, was 13,392,963.

                 "Index of Exhibits" at page 18 of this Report

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------


1. The Huffy Corporation Annual Report to Shareholders for the year ended December 31, 1994. Only such portions of the Annual Report as are specifically incorporated by reference under Parts I, II and IV of this Report shall be deemed filed as part of this Report.

2. The Huffy Corporation Proxy Statement for its Annual Meeting of Shareholders on April 28, 1995, definitive copies of which have been filed with the Commission. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.


                           __________________________

                                     PART I

ITEM 1.    BUSINESS

Huffy Corporation, an Ohio corporation, and its subsidiaries (collectively called "Huffy" or the "Company") are engaged in the design, manufacture and sale of Recreation and Leisure Time Products, Juvenile Products, and the furnishing of Services for Retail. The Company's executive offices are located in Miamisburg, Ohio and its principal business offices and/or manufacturing facilities are located in San Diego, California; Thornton, Colorado; Farmington, Missouri; Miamisburg and Celina, Ohio; Camp Hill and Harrisburg, Pennsylvania; Waukesha and Suring, Wisconsin; and Whites Cross, Cork, Ireland.

The general development of business within each business segment (Recreation and Leisure Time Products, Juvenile Products and Services for Retail) is discussed in more detail below. See also Part IV herein for financial information relating to each such business segment.

         RECREATION AND LEISURE TIME PRODUCTS

         Huffy Bicycle Company, Huffy Sports Company, and True Temper Hardware Company comprise the Recreation and Leisure Time Products segment of the Company. Bicycles are one of the principal products produced within the business segment. Bicycles sold to high volume retailers represented 40.6 percent, 44.2 percent, and 44.6 percent of consolidated revenues of the Company for the years ended December 31, 1994, 1993, and 1992, respectively. Sales to high volume retailers of basketball backboards, poles, goals and related products represented
         11.2 percent of consolidated revenues of the Company for the year ended December 31, 1994. Sales to high volume retailers of lawn and garden tools, which are also principal products within the business segment, represented 12.1 percent, 13.6 percent, and 15.6 percent of consolidated revenues of the Company for the years ended December 31, 1994, 1993, and 1992, respectively. Although to date the export business is not significant, the companies in the Recreation and Leisure Time Products segment participate in various foreign markets and are actively involved in expanding export volume.

         a.    Products, Marketing and Distribution
               ------------------------------------

               Huffy Bicycle Company: The Huffy(R) bicycle brand is the largest selling brand of bicycles sold in the United States.
               The full line of Huffy(R) bicycles is produced by Huffy Bicycle Company, a division of the Company, whose manufacturing facilities are located in Celina, Ohio, and Farmington, Missouri. In 1994, Huffy Bicycle Company opened the bicycle manufacturing facility in Farmington, Missouri, to increase manufacturing flexibility, capacity and market share, and to reduce costs. Included in the Huffy(R) bicycle line are adult all purpose bicycles; adult all terrain bicycles; a series of innovative boys' and girls' 20" bicycles; and a series of popular children's 16" sidewalk bicycles. Huffy(R) bicycles are extensively advertised and are sold predominantly through national and regional high volume retailers, a distribution network accounting for approximately 75 to 80 percent of all bicycles sold in the United States. Over 90 percent of Huffy Bicycle Company's bicycles are sold under the Huffy(R) brand name with the balance being sold under private label brands.

               Huffy Sports Company: Huffy Sports Company, a division of the Company, located in Waukesha, Wisconsin, is the leading supplier of basketball backboards, poles, goals, and related products for use at home. Huffy Sports Company products, many of which bear the logo of the National Basketball Association ("NBA"), as well as the Huffy Sports(R) trademark, are sold predominately through national and regional high volume retailers in the United States.

               True Temper Hardware Company: True Temper Hardware Company, a wholly-owned subsidiary of the Company, is headquartered in Camp Hill, Pennsylvania. The Company acquired the True Temper Hardware business from certain affiliates of Black & Decker, Inc. in 1990. True Temper Hardware Company is one of three leading suppliers of non-powered lawn and garden tools and snow tools; products include long-handled shovels, hoes, forks, wheelbarrows, snow shovels, and rakes for use in the home and in agricultural, industrial and commercial businesses. In 1994, True Temper Hardware Company discontinued manufacturing spreaders and pruning tools and sold the assets used to produce such products, including its Anderson, South Carolina manufacturing facility. Manufacturing facilities are located in Camp Hill and Harrisburg, Pennsylvania. True Temper Hardware Company also owns four sawmill facilities located in Indiana, New York, Pennsylvania, and Vermont. In addition, True Temper Limited, an Irish Corporation and a wholly-owned subsidiary of the Company, has offices and a manufacturing facility in Whites Cross, Cork, Ireland. True Temper Hardware products are extensively advertised and are sold both directly, and through wholesale distributors, to national and regional high volume retailers and hardware stores. Over 82 percent of True Temper Hardware's products are sold under the True Temper(R) name; the remainder are sold under the Jackson(R) name, or other names, or under private labels. During 1994, the Company substantially completed a restructuring plan to restructure the True Temper lawn and garden tool business to address inefficiencies in the manufacturing process and to improve future profitability of True Temper Hardware Company. The Company recorded a credit to the restructure provision of $934,000. Information regarding the Company's restructure of True Temper Hardware Company is incorporated herein by reference to page 24 and note 2 to the consolidated financial statements on page 32 of the Company's Annual Report to Shareholders for the year ended December 31, 1994.

         b.    Suppliers
               ---------

               Basic materials such as raw steel, steel tubing, plastic, ash timber, and welding materials used in the manufacturing operations are purchased primarily from domestic sources. Alternate sources are available for all critical products and components, but the sudden loss of any major supplier could, on a temporary basis, cause a negative effect on the segment's operations.

         c.    Patents, Trademarks and Licenses
               --------------------------------

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

         d.    Seasonality and Inventory
               -------------------------

               Due to the relatively short lapse of time between placement of orders for products and shipments, the Company normally does not consider its backlog of orders as significant to this business segment. Because of rapid delivery requirements of their customers, the companies in this segment maintain significant quantities of inventories of finished goods to meet their customers' requirements. Sales of bicycles are seasonal in that sales tend to be higher in the Spring and Fall of each year. Basketball products tend to have varying degrees of seasonality, none of which are significant to the operations of the Company. Sales of lawn and garden products and snow tools tend to be higher in the Spring and Winter of each year, respectively.

         e.    Competition and Customers
               -------------------------

               In the high volume retailer bicycle business, Huffy Bicycle Company has numerous competitors in the United States market, only two of which are deemed significant. Although importers in the aggregate provide significant competition, only one individual importer is deemed a significant competitor. Even though competition among domestic manufacturers and importers of bicycles is intense, Huffy Bicycle Company believes it is cost competitive in the high volume retailer bicycle market and maintains its position through continued efforts to improve manufacturing efficiency and product value. Huffy Bicycle Company's ability to provide its customers with low cost, innovative new products has enabled it to maintain its market position despite the targeted marketing efforts of competitors from Taiwan, China, and other nations. Huffy Sports Company has several competitors, but only one is deemed significant. Huffy Sports Company maintains its competitive position by offering its customers high quality, innovative products at competitive prices and by supporting its products with outstanding customer service. True Temper Hardware Company has numerous competitors in the United States and Canada, but considers only two competitors significant. True Temper Hardware Company believes it remains competitive by offering its customers in the home use, agricultural, industrial, and commercial markets competitively priced, high quality, innovative products. The loss by the Recreation and Leisure Time Products segment of either of its two largest customers could result in a short-term, material adverse effect on the segment.

         JUVENILE PRODUCTS

         The Juvenile Products segment is comprised of Gerry Baby Products Company and Gerry Wood Products Company (collectively, the "Gerry Companies"). Although to date the export business is not significant, the Gerry Companies participate in various foreign markets and are actively involved in expanding export volume.

         a.    Products, Marketing and Distribution
               ------------------------------------

               Juvenile Products include products sold under two prominent brand names: "Gerry" and "Snugli". Gerry(R) baby products include a wide range of market entries, including car seats, infant carriers, frame carriers, security gates, toilet trainers, electronic baby monitors, and a broad line of various wood juvenile products including portable cribs, changing tables and security gates sold under the "Nu-Line" brand name prior to 1992 and under the Gerry(R) brand name since 1992. Snugli(R) baby products include infant carriers.

               All of the juvenile products have wide distribution; the products are marketed through all of the retail channels that sell juvenile products: mass merchants, toy chains, warehouse clubs, catalog showrooms, national and regional retailers, and specialty shops. Juvenile Products represented 16.9 percent,
               16.4 percent, and 16.4 percent of consolidated revenues of the Company for the years ended December 31, 1994, 1993, and 1992, respectively.

               The Juvenile Products segment has been developed through selective acquisitions and internal growth and expansion. It is comprised of two direct subsidiaries of the Company: Gerry Baby Products Company ("GBPC") and Gerry Wood Products Company. GBPC's headquarters and principal manufacturing facilities are located in Thornton, Colorado. Gerry Wood Products Company is a manufacturer of juvenile wooden products and is located in Suring, Wisconsin. In 1994, the Company discontinued its assembly operations at its facilities located in Vancouver, British Columbia which prior thereto had been operated through an indirect subsidiary of the Company, Snugli-Canada, Ltd. In 1987, GBPC entered into a joint venture known as Takata-Gerico Corporation ("TGC"), with Takata Corporation of Japan, to manufacture children's car seats in the United States for distribution by GBPC. The joint venture was subsequently terminated by the parties' mutual agreement in 1992, and in connection with such termination GBPC purchased certain assets of TGC.

         b.    Suppliers
               ---------

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

         c.    Patents, Trademarks and Licenses
               --------------------------------

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

         d.    Seasonality and Inventory
               -------------------------

               The Gerry Companies do not consider their backlog of orders significant to this business segment, due to the relatively short lapse of time between placement of orders for products and shipments. Because of the rapid delivery requirements of their customers, the Gerry Companies maintain sufficient quantities of inventories of finished goods to meet their customers' requirements. Most products within this business segment are not seasonal.

         e.    Competition and Customers
               -------------------------

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

         SERVICES FOR RETAIL

         Huffy Service First, Inc. ("HSF") and Washington Inventory Service ("WIS") each provide certain services to retailers. Inventory, assembly, repair and merchandise services provided by WIS and HSF to their customers represented 19.2 percent, 15.8 percent, and 15.6 percent of consolidated revenues of the Company for the years ended December 31, 1994, 1993, and 1992, respectively.

         a.    Products, Marketing and Distribution
               ------------------------------------

               Huffy Service First: HSF, a wholly-owned subsidiary of the Company, headquartered in Miamisburg, Ohio, serves the needs of major retailers in 50 states, Puerto Rico and the Virgin Islands by providing in-store assembly, repair, and display services for a variety of products, including among other things, bicycles, barbeque grills, physical fitness equipment, lawnmowers, and furniture. HSF is the only assembly service business of this kind available to high volume retailers on a nationwide basis. HSF also offers merchandising services (product resets and periodic maintenance of displays) to manufacturers who supply high volume retailers.

               Washington Inventory Service: WIS, a wholly-owned subsidiary of the Company, headquartered in San Diego, California, provides physical inventory services on a nationwide basis to meet the financial reporting and inventory control requirements of mass retailers, drug stores, home centers, sporting goods stores, specialty stores and grocery stores. WIS operates from 115 offices nationwide.

         b.    Seasonality
               -----------

               The demand for services provided by this business segment is seasonal in that assembly service demand is generally strongest in Spring and at the Winter holiday season, and inventory service demand is generally strongest in the first and third calendar quarters of the year.

         c.    Competition and Customers
               -------------------------

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

Sales to Wal-Mart Corporation, Kmart Corporation and Toys "R" Us aggregated over ten percent or more of the Company's consolidated revenues from each such customer for the year ended December 31, 1994, and the loss of any one of these customers could have a short-term, material adverse effect on the Company and its subsidiaries as a whole.

The number of persons employed full-time by the Company (excluding seasonal employees in the Services for Retail Segment) as of December 31, 1994, was 6,955.

ITEM 2. PROPERTIES: Location and general character of the principal plants and other materially important physical properties of the Company as of January 1, 1995.


- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Owned or
                                                                                                        Expiration
                                       Building                                  Area                      Date
Location                              Description                              (Sq. Ft.)                 of Lease

- ----------------------------------------------------------------------------------------------------------------------------------
San Diego, California                 Offices (Services for Retail)              30,000                   2004(1)

Thornton, Colorado                    Offices, manufacturing and                386,000                   2001(2)
                                      warehouse facility
                                      (Juvenile Products)

Farmington, Missouri                  Offices, manufacturing and                412,052                   2014(3)
                                      warehouse facility
                                      (Recreation and Leisure
                                      Time Products)

Celina, Ohio                          Offices, manufacturing and                822,000                   Owned
                                      warehouse facility
                                      (Recreation and
                                      Leisure Time Products)

Miamisburg, Ohio                      Offices and display                        47,000                   2003(4)
                                      facilities (Corporate,
                                      Recreation and Leisure
                                      Time Products)

Miamisburg, Ohio                      Offices and warehouse                      34,500                   1996(1)
                                      facility (Services for
                                      Retail)


- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Owned or
                                                                                                         Expiration
                                        Building                                  Area                      Date
Location                               Description                              (Sq. Ft.)                 of Lease

- ----------------------------------------------------------------------------------------------------------------------------------
Camp Hill,                            Offices, manufacturing and                391,690                   2012(5)
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

Whites Cross, Cork,                   Offices and manufacturing                  70,000                   Owned
Ireland                               facility (Recreation and
                                      Leisure Time Products)

(1) Subject to two consecutive options to renew for additional terms of five years each.

(2) Subject to an option to purchase at the expiration of the lease.

(3) The City of Farmington, Missouri financed the acquisition of the premises through the issuance of Industrial Development Revenue Bonds (Huffy Corporation Project) Series 1994 in the aggregate principal amount of $20,000,000 and leased the premises to the Company. The Company has an option to purchase during the term or at expiration of the lease.

(4) Subject to an option to purchase during the term of or at the expiration of the lease, and if the option is not exercised at the expiration of the lease, the Company automatically receives an extension on the term for up to 12 months or until the property is sold, whichever time period is shorter.

(5) Subject to one option to renew for an additional term of five years and an option to purchase.

There are no encumbrances on the Celina, Ohio; Harrisburg, Pennsylvania; Suring, Wisconsin; and Whites Cross, Cork, Ireland properties which are owned. All of the Company's facilities are in good condition and are considered suitable for the purposes for which they are used. The Camp Hill, Pennsylvania; Celina, Ohio; and Suring, Wisconsin, manufacturing facilities normally operate on a two full shift basis, with third shift operations scheduled as needed to meet seasonal production requirements. The Thornton, Colorado; Harrisburg, Pennsylvania; and Waukesha, Wisconsin manufacturing facilities normally operate on a two full shift basis. The Whites Cross, Cork, Ireland, manufacturing facility normally operates on a one full shift basis.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party, nor is its property subject, to any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The market information and other related security holder matters pertaining to the Common Stock of the Company are incorporated herein by reference to pages 44 and 45 and notes 5 and 6 to the consolidated financial statements on pages 33 through 35 of the Company's Annual Report to Shareholders for the year ended December 31, 1994.

ITEM 6.   SELECTED FINANCIAL DATA

Selected unaudited financial data for each of the last 10 calendar years are incorporated herein by reference to pages 20 and 21 of the Company's Annual Report to Shareholders for the year ended December 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and analysis of financial condition and results of operations are incorporated herein by reference to pages 22 through 25, and note 4 to the consolidated financial statements on page 33 of the Company's Annual Report to Shareholders for the year ended December 31, 1994.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information included in the Company's Annual Report to Shareholders for the year ended December 31, 1994, is set forth on pages 19 and 36 through 43 thereof and is incorporated herein by reference. See also the information contained in Item 14 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company
- ------------------------

The name, age and background information for each of the Company's Directors is incorporated herein by reference to the section entitled ELECTION OF DIRECTORS and the table therein contained in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders.


Executive Officers of the Company
- ---------------------------------

The Executive Officers are elected annually to their respective positions, effective at the April meeting of the Board of Directors. The Executive
Officers of the Company at February 20, 1995, were as follows:

- --------------------------------------------------------------------------------------------------------------------------
    Name                               Age                    Position                           Officer Since
- --------------------------------------------------------------------------------------------------------------------------
Thomas A. Frederick                    40            Vice President - Finance,                   December, 1994
                                                     Chief Financial Officer

Timothy G. Howard                      48            Vice President - Controller                 September, 1978

W. Anthony Huffman                     52            Vice President - Corporate                  March, 1982
                                                     Affairs

Nancy A. Michaud                       48            Vice President - General                    February, 1993
                                                     Counsel and Secretary

Richard L. Molen                       54            Chairman of the Board,                      January, 1979
                                                     President and Chief
                                                     Executive Officer

Gary E. Morin                          45            Executive Vice President and                February, 1993
                                                     Chief Operating Officer

George A. Plotner                      43            Vice President - Human Resources            March, 1992

Pamela J. Whipps                       41            Vice President - Treasurer                  February, 1994

Prior to being elected an Executive Officer in December, 1994, Mr. Frederick was President and General Manager of Huffy Service First, Inc. from 1992; prior thereto, he served as Vice President - Controller of Huffy Service First, Inc. from 1990 to 1992. Prior to being elected Vice President - General Counsel and Secretary, Ms. Michaud was Vice President - General Counsel and Assistant Secretary of the Company from February, 1994 to July, 1994; prior thereto, Ms. Michaud was General Counsel and Assistant Secretary of the Company from February, 1993 to February, 1994; prior thereto, Ms. Michaud served as Senior Counsel of the Company. Prior to being elected Chairman of the Board, President and Chief Executive Officer of the Company in 1994, Mr. Molen was President and Chief Executive Officer of the Company from 1993 to 1994; prior thereto, Mr. Molen served as President and Chief Operating Officer of the Company. Prior to being elected Executive Vice President and Chief Operating Officer in February, 1995, Mr. Morin was Executive Vice President of the Company from February, 1993 to February, 1995; prior thereto, he served as President and General Manager of Huffy Bicycle Company from 1992 to 1993; prior thereto, he served as President and General Manager of Washington Inventory Service from 1991 to 1992; prior thereto, he served as Vice President - Finance, Chief Financial Officer and Treasurer of the Company. Prior to being elected an Executive Officer in 1992, Mr. Plotner was Vice President - Quality and Human Resources of Huffy Bicycle Company from 1989 to 1992, and prior thereto, Vice President - Human Resources of such company. Prior to being elected Vice President - Treasurer, Ms. Whipps was Treasurer and Director of Investor Relations from February, 1994 to November, 1994; prior thereto, Ms. Whipps served as Assistant Treasurer and Manager Investor Relations of the Company from 1990 to February, 1994.

ITEM 11.      EXECUTIVE COMPENSATION

Information on executive compensation is incorporated by reference to the sections entitled EXECUTIVE COMPENSATION and the tables therein, contained on pages 12 through 15 in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders. Notwithstanding anything to the contrary set forth herein or in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Form 10-K, the REPORT OF COMPENSATION COMMITTEE OF BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION which begins on page 8 and ends on page 12 and the graph which is set forth on page 16 in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders are not deemed to be incorporated by reference in this Form 10-K.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of shares of Common Stock of the Company beneficially owned by each Director and by all Directors and Officers as a group as of February 8, 1995, is incorporated herein by reference to the section entitled SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, and the table therein, contained on pages 6 through 8 in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on certain transactions with management is incorporated herein by reference to the section entitled CERTAIN RELATIONSHIPS AND OTHER RELATED TRANSACTIONS contained on page 12 in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents

      (1) The following Consolidated Financial Statements of the Company included in the Company's Annual Report to Shareholders are incorporated by reference as part of this Report at Item 8 hereof:

                Consolidated Balance Sheets as of December 31, 1994, and
                1993.

                Consolidated Statements of Operations for the years ended December 31, 1994, 1993, and 1992.

                Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993, and 1992.

                Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1993, and 1992.

                Notes to Consolidated Financial Statements.

             The Annual Report to Shareholders for the year ended December 31, 1994, is not deemed to be filed as part of this Report, with the exception of the items incorporated by reference in Items 1, 5, 6, 7 and 8 of this Report and those financial statements and notes thereto listed above.

      (2) The Accountants' Report on Consolidated Financial Statements and the following Financial Statement Schedule of the Company is included as part of this Report at Item 8 hereof:

             Schedule II. Valuation and Qualifying Accounts - years ended December 31, 1994, 1993, and 1992.

             All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

      (3) The exhibits shown in "Index to Exhibits" are filed as a part of this Report.

(b)   Reports on Form 8-K
      -------------------

      During the fiscal quarter ended December 31, 1994, the Company filed one report on Form 8-K, dated December 22, 1994, reporting an Amendment, dated as of December 9, 1994, to its Rights Agreement, dated as of December 16, 1988, as amended August 23, 1991, between the Company and Bank One, Indianapolis, National Association.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUFFY CORPORATION


By  /s/  Richard L. Molen                       Date:  March 16, 1995
   --------------------------------
   Richard L. Molen
   Chairman of the Board, President
   and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/  Richard L. Molen                          Date:  March 16, 1995
- ------------------------------------
Richard L. Molen
Chairman of the Board, President and
Chief Executive Officer and Director
(Principal Executive Officer)


/s/  Thomas A. Frederick                        Date:  March 16, 1995
- ------------------------------------
Thomas A. Frederick
Vice President - Finance and Chief
Financial Officer (Principal
Financial Officer)


/s/  Timothy G. Howard                          Date:  March 16, 1995
- ------------------------------------
Timothy G. Howard
Vice President - Controller
(Principal Accounting Officer)


/s/  Thomas D. Gleason                          Date:  February 17, 1995
- ------------------------------------
Thomas D. Gleason, Director


/s/  William K. Hall                            Date:  February 17, 1995
- ------------------------------------
William K. Hall, Director


/s/  Stephen P. Huffman                         Date:  February 17, 1995
- ------------------------------------
Stephen P. Huffman, Director


/s/  Linda B. Keene                             Date:  February 17, 1995
- ------------------------------------
Linda B. Keene, Director

/s/  Jack D. Michaels                           Date:  February 17, 1995
- -----------------------------------
Jack D. Michaels, Director


/s/  Donald K. Miller                           Date:  February 17, 1995
- -----------------------------------
Donald K. Miller, Director


/s/  James F. Robeson                           Date:  February 17, 1995
- -----------------------------------
James F. Robeson, Director


/s/  Boake A. Sells                             Date:  February 17, 1995
- -----------------------------------
Boake A. Sells, Director


/s/  Geoffrey W. Smith                          Date:  February 17, 1995
- -----------------------------------
Geoffrey W. Smith, Director


/s/  Robin B. Smith                             Date:  February 17, 1995
- -----------------------------------
Robin B. Smith, Director


/s/  Fred G. Wall                               Date:  February 17, 1995
- -----------------------------------
Fred G. Wall, Director

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------
                        ON FINANCIAL STATEMENT SCHEDULE
                        -------------------------------

The Board of Directors,
Huffy Corporation:

Under date of February 17, 1995, we reported on the consolidated balance sheets of Huffy Corporation and subsidiaries as of December 31, 1994, and 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Part IV, Item 14(a)(2) of Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                       /s/ KPMG PEAT MARWICK LLP
Cincinnati, Ohio
February 17, 1995
                                -------------

                         INDEPENDENT AUDITORS' CONSENT
                         -----------------------------

The Board of Directors,
Huffy Corporation:

We consent to the incorporation by reference in the Registration Statements, and the Prospectuses constituting part thereof, of (i) the Form S-8
Registration Statement (No. 2-95128) pertaining to the 1984 Stock Option Plan;
(ii) the Form S-8 Registration Statement (No. 33-25487) pertaining to the 1988 Stock Option Plan and Restricted Share Plan; (iii) the Form S-8 Registration Statement (No. 33-25143) pertaining to the 1987 Director Stock Option Plan;
(iv) the Form S-8 Registration Statement (Nos. 33-28811, 33-42724) pertaining to the 1989 Employee Stock Purchase Plan; (v) the Form S-8 Registration Statement (No. 33-44571) pertaining to five company savings plans and (vi) the Form S-8 Registration Statement (No. 33-60900) pertaining to the W.I.S. Savings Plan of our report dated February 17, 1995, relating to the consolidated balance sheets of Huffy Corporation and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994, which report appears in the 1994 Annual Report to Shareholders, which is incorporated by reference in the Company's 1994 Annual Report on Form 10-K and our report dated February 17, 1995 relating to the financial statement schedule for each of the years in the three-year period ended December 31, 1994, which report appears in the Company's 1994 Annual Report on Form 10-K.

                                                       /s/ KPMG PEAT MARWICK LLP
Cincinnati, Ohio
March 15, 1995

                               HUFFY CORPORATION
                  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                             BALANCE AT     ADDITIONS CHARGED                       BALANCE
                                                             BEGINNING         TO COSTS AND        DEDUCTIONS       AT END
                                                             OF PERIOD          EXPENSES             (NOTE)        OF PERIOD
                                                             ---------      -----------------      ----------      ---------
 Reserves deducted from assets to which they apply:
   Allowance for doubtful accounts:

     Year ended December 31, 1994                              $2,382                 -                 (599)        1,783

     Year ended December 31, 1993                              $2,208               1,921             (1,747)        2,382

     Year ended December 31, 1992                              $4,941               1,034             (3,767)        2,208

   Inventory obsolescence:

     Year ended December 31, 1994                              $6,171               2,083             (5,411)        2,843

     Year ended December 31, 1993                              $1,108               7,430[1]          (2,367)        6,171[1]

     Year ended December 31, 1992                              $1,227                 999             (1,118)        1,108

 Reserves which support the balance sheet caption, Reserves
 Restructuring Reserve:

     Year ended December 31, 1994                              $9,296                 -               (7,263)        2,033

     Year ended December 31, 1993                                 -0-               9,296[2]               -         9,296

Note:  Represents accounts written off, less recoveries.

(1) Includes $4,080 of charges for estimated obsolete inventory as a result of the decision to restructure the Company's lawn and garden tools business.

(2) Represents estimated charges relating to the restructuring of the Company's lawn and garden tools business.


                              INDEX TO EXHIBITS
                              -----------------

Exhibit                                                                                                      Form 10-K
   No.                                                                                                       Exhibit
- --------         ------------------------------------------------------------------------------------        ---------
  3.a            Amended Articles of Incorporation, dated January 31, 1994                                      ***

  3.b            Code of Regulations, as amended, dated April 24, 1987, incorporated by reference to             *
                 Exhibit (3)(b) to Form 10-K for the fiscal year ended December 31, 1987

  4.a            Specimen Common Stock Certificate of Huffy Corporation, incorporated by reference to            *
                 Exhibit (4)(a) to Form 10-K for the fiscal year ended December 31, 1991

  4.b            Note Purchase Agreement, dated June 24, 1988, among Huffy Corporation, The Prudential           *
                 Insurance Company of America and Pruco Life Insurance Company, incorporated by reference to Exhibit (4) to Form 10-Q for the fiscal quarter ended June 30, 1988

  4.c            Amendment, dated as of December 20, 1993, to Note Purchase Agreement, dated June 24,            *
                 1988, among Huffy Corporation, The Prudential Insurance Company of America and Pruco
                 Life Insurance Company, incorporated by reference to Exhibit (4)(c) to Form 10-K for the fiscal year ended December 31, 1993

  4.d            Rights Agreement, dated as of December 16, 1988, between Huffy Corporation and Bank             *
                 One, Indianapolis, National Association, incorporated by reference to Exhibit (4)(n)
                 to Form 10-K for the fiscal year ended December 31, 1988

  4.e            Amendment, dated as of August 23, 1991, to Rights Agreement, dated as of December               *
                 16, 1988, between Huffy Corporation and Bank One, Indianapolis, National Association,
                 incorporated by reference to Form 8-K, dated August 23, 1991

  4.f            Amendment, dated as of December 9, 1994, to Rights Agreement, dated as of December              *
                 16, 1988, as amended August 23, 1991, between Huffy Corporation and Bank One,
                 Indianapolis, National Association, incorporated by reference to Form 8-K, dated
                 December 22, 1994

  4.g            Note Agreement, dated as of December 1, 1990, among Huffy Corporation and Nationwide            *
                 Life Insurance Company, Employees Life Insurance Company of Wausaw and Financial
                 Horizons Life Insurance Company in connection with the issuance and sale of
                 $30,000,000 Huffy Corporation 9.62% Senior Notes, Series A, due December 1, 2000,
                 incorporated by reference to Exhibit (4)(j) to Form 10-K for the fiscal year ended
                 December 31, 1990

*               Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

***             Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1994.

  4.h            Credit Agreement, dated as of April 21, 1992, among Huffy Corporation, Bank One,                *
                 Dayton, N.A., NBD Bank, N.A., Security Pacific National Bank, and Society National Bank,
                 individually and as agent, in connection with revolving loans up to an aggregate amount of $50,000,000 to Huffy Corporation, incorporated by reference to Exhibit (4)(g)
                 to Form 10-K for the fiscal year ended December 31, 1992

 10.a            Lease, effective as of October 29, 1992, between SELCO Service Corporation and Gerry            *
                 Baby Products Company, incorporated by reference to Exhibit (10)(b) to Form 10-K for the fiscal year ended December 31, 1992

 10.b            Lease, effective as of December 29, 1993, between SELCO Service Corporation and Huffy           *
                 Corporation, incorporated by reference to Exhibit (10)(c) to Form 10-K for the fiscal year ended December 31, 1993

 10.c            Special Deferred Compensation Agreements, as amended, between Huffy Corporation and             *
                 certain of its officers and key employees, in substantially the forms incorporated by reference to Exhibit (ix) to Form 10-K for the fiscal year ended June 24, 1977, to
                 Exhibit (2) to Form 10-Q for the fiscal quarter ended September 23, 1983, and to
                 Exhibit (19)(c) to Form 10-Q for the fiscal quarter ended September 30, 1986

 10.d            Deferred Compensation Agreements, as amended, between Huffy Corporation and certain of          *
                 its officers and key employees, in substantially the forms incorporated by reference to
                 Exhibit (vi) to Form 10-K for the fiscal year ended June 29, 1979, and to Exhibit (3)
                 to Form 10-Q for the fiscal quarter ended September 23, 1983

 10.e            Deferred Compensation Agreement For Director, as amended, between Huffy Corporation and         *
                 certain of its directors, in substantially the forms incorporated by reference to
                 Exhibit (x) to Form 10-K for the fiscal year ended June 27, 1980, as amended, and to
                 Exhibit (1) to Form 10-Q for the fiscal quarter ended September 23, 1983

 10.f            Form of Amendment to Deferred Compensation Agreement For Director, as amended, dated as         *
                 of April 30, 1991, between Huffy Corporation and a director, incorporated by reference to Exhibit (10)(o) to Form 10-K for the fiscal year ended December 31, 1991

 10.g            Form of Deferred Compensation Agreement for Director, incorporated by reference to              *
                 Exhibit (10)(p) to Form 10-K for the fiscal year ended December 31, 1991

 10.h            Severance Pay Agreements, between Huffy Corporation and certain of its officers,                *
                 as amended, in substantially the forms incorporated by reference to Exhibit (xi) to
                 Form 10-K for the fiscal year ended June 27, 1980, and to Exhibit 10(n) to Form 10-K for the fiscal year ended June 26, 1981


*               Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

***             Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1994.

 10.i            Severance Pay Agreements, dated June 30, 1986, between Huffy Corporation and certain            *
                 of its officers, in substantially the form incorporated by reference to Exhibit (19)(a)
                 to Form 10-Q for the fiscal quarter ended June 30, 1986

 10.j            Description of Executive Medical Reimbursement Plan between Huffy Corporation and               *
                 certain executive officers and key employees, incorporated by reference to Exhibit
                 (10)(n) to Form 10-K for the fiscal year ended December 31, 1989

 10.k            Long Term Incentive Compensation Program                                                       ***

 10.l            Huffy Corporation 1984 Stock Option Plan, as amended, incorporated by reference                 *
                 to Exhibit A to the Company's Proxy Statement, dated September 13, 1984, for the
                 Annual Meeting of Shareholders held October 19, 1984, and to Exhibit B to the
                 Company's Proxy Statement, dated March 13, 1992, for the Annual Meeting of
                 Shareholders held April 24, 1992

 10.m            Huffy Corporation Capital Accumulation Plan Participation Agreement, between Huffy              *
                 Corporation and certain of its officers, in substantially the forms incorporated by reference to Exhibit (19)(a) to Form 10-Q for the fiscal quarter ended
                 September 30, 1985, and to Exhibit 19(b) to Form 10-Q for the fiscal quarter ended
                 September 30, 1986

 10.n            Huffy Corporation Capital Accumulation Program Participation Agreement, between                 *
                 Huffy Corporation and certain of its directors, in substantially the forms incorporated by reference to Exhibit (19)(b) to Form 10-Q for the fiscal quarter ended September 30, 1985, and to Exhibit 19(b) to Form 10-Q for the fiscal quarter ended June 30, 1986

 10.o            Huffy Corporation 1993 CEO Long-Term Performance Plan, effective as of January 1,               *
                 1993, between Huffy Corporation and Richard L. Molen, incorporated by reference to
                 Exhibit (10) to Form 10-Q for the fiscal quarter ended June 30, 1993

 10.p            Description of supplemental group life insurance arrangement between Huffy                      *
                 Corporation and certain officers and key employees, incorporated by reference to
                 Exhibit (10)(aa) to Form 10-K for the fiscal year ended December 31, 1991

 10.q            Description of financial planning and tax preparation services between Huffy                    *
                 Corporation and certain officers and key employees, incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended December 31, 1993

 10.r            Profit Sharing Bonus Plan of Huffy Corporation for 1994                                        ***


*               Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

***             Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1994.

 10.s            1987 Restricted Stock Unit Agreement, dated as of January 1, 1987, between Huffy                *
                 Corporation and Richard L. Molen, incorporated by reference to Exhibit (10)(dd)
                 to Form 10-K for the fiscal year ended December 31, 1991

 10.t            Amendment No. 1 to 1987 Restricted Stock Unit Agreement dated July 12, 1988,                    *
                 between Huffy Corporation and Richard L. Molen, incorporated by reference to
                 Exhibit (10)(cc) to Form 10-K for the fiscal year ended December 31, 1988

 10.u            Amendment No. 2 to 1987 Restricted Stock Unit Agreement, dated as of April 30, 1991,            *
                 between Huffy Corporation and Richard L. Molen, incorporated by reference to Exhibit
                 (10)(ff) to Form 10-K for the fiscal year ended December 31, 1991

 10.v            Amendment No. 3 to 1987 Restricted Stock Unit Agreement dated as of July 12, 1991,              *
                 between Huffy Corporation and Richard L. Molen, incorporated by reference to Exhibit
                 (10)(gg) to Form 10-K for the fiscal year ended December 31, 1991

 10.w            Supplemental/Excess Benefit Plan, dated as of January 1, 1988, incorporated by                  *
                 reference to Exhibit (10)(aa) to Form 10-K for the fiscal year ended December 31, 1987

 10.x            First Amendment to Huffy Corporation Supplemental/Excess Benefit Plan, effective                *
                 as of January 1, 1988, incorporated by reference to Exhibit (10)(ee) to Form 10-K for the fiscal year ended December 31, 1990

 10.y            Second Amendment to Huffy Corporation Supplemental/Excess Benefit Plan, dated as of            ***
                 June 30, 1991

 10.z            Third Amendment to Huffy Corporation Supplemental/Excess Benefit Plan, dated as of             ***
                 June 27, 1994

 10.aa           Huffy Corporation Master Benefit Trust Agreement, dated October 1, 1987, between                *
                 Huffy Corporation and Bank One, Dayton, National Association, incorporated by reference to Exhibit (10)(bb) to Form 10-K for the fiscal year ended December 31, 1987

 10.bb           Huffy Corporation Second Master Benefit Trust Agreement, dated as of January 1, 1988,           *
                 between Huffy Corporation and Bank One, Dayton, National Association, incorporated by reference to Exhibit (10)(cc) to Form 10-K for the fiscal year ended December 31, 1987

 10.cc           Form of First Amendment to Huffy Corporation Second Master Benefit Trust Agreement,             *
                 effective as of January 1, 1988, incorporated by reference to Exhibit (10)(hh) to
                 Form 10-K for the fiscal year ended December 31, 1990

 10.dd           Huffy Corporation 1987 Director Stock Option Plan, incorporated by reference to                 *
                 Exhibit 19(a) to Form 10-Q for the fiscal quarter ended June 30, 1988



*               Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

***             Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1994.

 10.ee           First Amendment to Huffy Corporation 1987 Director Stock Option Plan, effective as              *
                 of April 30, 1991, incorporated by reference to Exhibit (10)(nn) to Form 10-K for the fiscal year ended December 31, 1991

 10.ff           Second Amendment to Huffy Corporation 1987 Director Stock Option Plan, effective                *
                 as of December 15, 1991, incorporated by reference to Exhibit (10)(oo) to Form 10-K for the fiscal year ended December 31, 1991

 10.gg           Huffy Corporation 1988 Stock Option Plan and Restricted Share Plan, as amended,                 *
                 incorporated by reference to Exhibit 19(b) to Form 10-Q for the fiscal quarter ended
                 June 30, 1988, and to Exhibit A to the Company's Proxy Statement dated March 13,
                 1992 for the Annual Meeting of Shareholders held April 24, 1992

 10.hh           Huffy Corporation 1990 Directors' Retirement Plan incorporated by reference to                  *
                 Exhibit (10)(qq) to Form 10-K for the fiscal year ended December 31, 1991

 10.ii           Description of Huffy Corporation Executive Automobile Policy                                   ***

OTHER FILINGS
- -------------

 13              Certain sections of the Annual Report to Shareholders for fiscal year ended                    ***
                 December 31, 1994

 19              Schedule of certain documents substantially identical to filed documents with                  ***
                 parties thereto and other material differing details

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

 27              Financial Data Schedule                                                                        ***

*               Indicates that the exhibit is incorporated by reference into this Annual Report on Form
                10-K from a previous filing with the Commission.
***             Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1994.