Form 10-Q
period 1995-03-31
HUFFY CORP
filed 1995-05-10
CIK 225463

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                       March 31, 1995
                  ----------------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------    --------------------


Commission file number                       1-5325
                       -----------------------------------------------------


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

Outstanding Shares: 13,414,931 as of May 5, 1995.

"Index of Exhibits" is page 10 herein.                          Page 1 of 10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).  COMPANY FOR WHICH REPORT IS FILED:
         --------------------


                                                         HUFFY CORPORATION
                                                CONSOLIDATED STATEMENTS OF EARNINGS
                                       (Dollar Amounts in Thousands, Except Per Share Data)



                                                   Three Months Ended
                                                         March 31,
                                             --------------------------------
                                                  1995              1994
                                             --------------    --------------
Net sales                                          $200,653          $189,220
Cost of sales                                       164,227           153,234
                                             --------------    --------------
               Gross profit                          36,426            35,986

Selling, general and
   administrative expenses                           27,006            26,381
                                             --------------    --------------
               Operating profit                       9,420             9,605

Other expense
        Interest expense                              2,309             1,696
        Interest income                                 (43)              (27)
        Other                                           (53)             (225)
                                             --------------    --------------

Earnings before income taxes                          7,207             8,161

Income taxes                                          2,792             3,316
                                             --------------    --------------
        Net earnings                                  4,415             4,845
                                             ==============    ==============

Earnings per common share:

        Weighted average
            number of common
            shares                              134,093,386        14,899,397
                                             ==============    ==============

        Net earnings per
            common share                              $0.33             $0.33
                                             ==============    ==============


See accompanying notes to interim consolidated financial statements.


                               HUFFY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar Amounts In Thousands)

                                                                                March 31,                December 31,
                                                                                  1995                      1994
                                                                                ----------                ----------
 ASSETS
 ------
 Current assets:
    Cash and cash equivalents                                                   $   5,074                 $   1,604
    Accounts and notes receivable, net                                            149,037                   105,802
    Inventories                                                                    85,801                    67,954
    Prepaid expenses and federal income taxes                                      12,849                    13,938
                                                                                ----------                ----------

          Total current assets                                                    252,761                   189,298
                                                                                ----------                ----------

 Property, plant and equipment, at cost                                           201,404                   192,856
    Less accumulated depreciation and amortization                               (108,201)                 (103,256)
                                                                                ----------                ----------

          Net property, plant and equipment                                        93,203                    89,600

 Excess of cost over net assets acquired, net                                      25,555                    25,755
 Deferred federal income taxes                                                      8,719                     8,719
 Other assets                                                                       8,646                     8,596
                                                                                ----------                ----------

                                                                                 $388,884                  $321,968
                                                                                ==========                ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------
 Current liabilities:
    Notes payable                                                                  43,020                        --
    Current installments of long-term obligations                                   5,361                     5,300
    Accounts payable                                                               71,321                    43,853
    Accrued expenses                                                               39,002                    44,604
    Other current liabilities                                                       5,459                     5,216
                                                                                ----------                ----------

          Total current liabilities                                               164,163                    98,973
                                                                                ----------                ----------

 Long-term obligations, less current installments                                  58,561                    58,611
 Other long-term liabilities                                                       31,405                    30,981
                                                                                ----------                ----------

          Total liabilities                                                       254,129                   188,565

 Shareholders' equity:
    Preferred stock                                                                    --                        --
    Common stock                                                                   16,189                    16,166
    Additional paid-in capital                                                     60,619                    60,155
    Retained earnings                                                              94,401                    91,089

    Less:  cost of treasury shares                                                (36,454)                  (34,007)
                                                                                ----------                ----------

          Total shareholders' equity                                              134,755                   133,403
                                                                                ----------                ----------

                                                                                 $388,884                  $321,968
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

                                                         HUFFY CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Dollar Amounts in Thousands)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                 ------------------------------------
                                                                                   1995                       1994
                                                                                 ----------                ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net earnings                                                                   $   4,415                 $   4,845
 Adjustments to reconcile net earnings to net cash
     used in operating activities:

     Depreciation and amortization                                                  5,795                     5,302
     Gain on sale of property, plant and equipment                                     --                       (18)
     Changes in assets and liabilities:
         Accounts and notes receivable, net                                       (43,235)                  (54,301)
         Inventories                                                              (17,847)                   16,578
         Prepaid expenses and Federal income taxes                                  1,089                     1,670
         Other assets                                                                (355)                     (371)
         Accounts payable                                                          27,468                     5,916
         Accrued expenses                                                          (5,602)                   (2,181)
         Other current liabilities                                                    347                       865
         Other long-term liabilities                                                  424                      (896)
         Other                                                                        (69)                     (156)
                                                                                 ----------                ----------

         Net cash used in operating activities                                    (27,570)                  (22,747)
=====================================================================================================================
 CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                          (8,901)                   (4,350)
     Proceeds from sale of property, plant and equipment                                8                     1,540
                                                                                 ----------                ----------

         Net cash used in investing activities                                     (8,893)                   (2,810)
=====================================================================================================================
 CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from short-term borrowings                                           43,020                    23,750
     Issuance of long-term obligations                                                 30                         3
     Reduction of long-term debt                                                      (19)                     (662)
     Issuance of common shares                                                        487                       124
     Purchase of treasury shares                                                   (2,447)                      (65)
     Dividends paid                                                                (1,138)                   (1,247)
                                                                                 ----------                ----------

         Net cash provided by financing activities                                 39,933                    21,903
=====================================================================================================================
 Net change in cash and cash equivalents                                            3,470                    (3,654)
 Cash and cash equivalents:

         Beginning of the year                                                      1,604                     4,140
                                                                                 ----------                ----------

         End of the three month period                                          $   5,074                  $    486
=====================================================================================================================

See accompanying notes to interim consolidated financial statements.

                                                                Page 4 bof 10

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar Amounts in Thousands)



Note 1: Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Shareholders for the year ended December 31, 1994 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Huffy Corporation as of March 31, 1995. All such adjustments are of a normal recurring nature.

Note 2: Inventories of Huffy Bicycle Company and Huffy Sports Company are valued using the dollar value LIFO method and, as a result, it is impractical to separate inventory values between raw materials, work-in-process and finished products on an interim basis.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------


                       THREE MONTHS ENDED MARCH 31, 1995
                                COMPARED TO THE
                       THREE MONTHS ENDED MARCH 31, 1994
              (Dollar Amounts in Thousands, Except Per Share Data)

NET EARNINGS
- ------------
Net earnings for Huffy Corporation ("Huffy" or "Company") for the quarter ended March 31, 1995 were $4,415, compared to $4,845 for the same period last year. Net earnings per share for the first quarter of 1995 and 1994 were $.33 per common share. Operating profits in the Recreation and Leisure Time Products segment were slightly above those reported for the first quarter of 1994. Operating profits in the Services for Retail and Juvenile Products segments were slightly below net earnings reported for the first quarter of 1994.

NET SALES
- ---------
Net sales for the quarter ended March 31, 1995 were $200,653, up 6.0% from the net sales level of $189,220 for the same quarter in 1994. Net sales increased for all reportable segments with the greatest increase in the Recreation and Leisure Time Products segment. Huffy Bicycle Company had record unit shipments in February and March while True Temper Hardware Company had increased sales in long-handled lawn and garden tools. In the Services for Retail segment, Huffy Service First had record sales due primarily to increased market share in the non-bike product assembly market segment.

GROSS PROFIT
- ------------
Gross profit for the quarter ended March 31, 1995 was $36,426, up 1.2% from the $35,986 achieved in the first quarter of 1994. Expressed as a percentage of net sales, gross profit for the first quarter of 1995 was 18.2% compared to 19.0% for the first quarter of 1994. Gross profit as a percentage of net sales was flat for the Recreation and Leisure Time Products segment. Within this segment, Huffy Bicycle Company continued to experience declining profit margins due primarily to a highly competitive retail environment and increased competition from China. Gross margins declined slightly at Huffy Sports Company as a result of a shift in mix to lower margin product.

Declining gross margin percentages at Huffy Bicycle Company and Huffy Sports Company were offset by continued improvement at True Temper Hardware Company. True Temper Hardware Company benefited from additional improvements in operating efficiency and market share gains in the long-handled garden tools segment, as well as a $1,587 reduction in environmental reserves resulting from the favorable resolution of certain contractual issues related to the Company's purchase of True Temper Hardware Company in 1990.

Soft retail sales and a strong commitment to maintain market share caused the gross profit margin percentage to decline in the Juvenile Products segment. Gross profit margin percentages decreased slightly in the Services for Retail segment due to lower sales volume and increased labor costs at Washington Inventory Service. Huffy Service First had an increase in gross margin percentage, primarily due to volume-related efficiencies and growth in the non-bike product assembly and merchandising markets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- --------------------------------------------
Selling, general and administrative expenses were $27,006 for the first quarter of 1995, compared to $26,381 for the same period of 1994. Expressed as a percentage of net sales, selling, general and administrative expenses were 13.5% for the first quarter of 1995 versus 13.9% for the same period in 1995. The decrease in expense as a percentage of net sales is primarily due to reduced levels of promotional accruals at Huffy Bicycle Company.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
There have been no other significant changes in the Company's liquidity and capital resources as of March 31, 1995 from those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The Company's balance sheet reflects fluctuations in both current assets and current liabilities attributable to seasonal changes in the operations of its businesses.

INTEREST EXPENSE
- ----------------
Interest expense for the first quarter of 1995 was $2,309, which is $613 or 36.1% higher than the first quarter of 1994. This increase is due primarily to the issuance of Industrial Development Revenue Bonds used to finance the acquisition of the Company's Farmington, Missouri bicycle facility in the third quarter of 1994.

PART II -- OTHER INFORMATION

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
          The Annual Meeting of Shareholders of the Company was held on April 28, 1995. At such meeting the Shareholders of the Company elected as Directors Linda B. Keene, Geoffrey W. Smith, and Thomas C. Sullivan, each for a three year term expiring in 1998, and Patrick W. Rooney for a one year term expiring in 1996. Shares were voted as follows:
          FOR:  Linda B. Keene (12,037,344), Patrick W.  Rooney (12,040,468),
          Geoffrey W. Smith (12,055,843), and Thomas C. Sullivan (12,061,167); WITHHELD (INCLUDING BROKER NON-VOTES): Linda B. Keene (297,967), Patrick W. Rooney (294,843), Geoffrey W. Smith (279,468), and Thomas
          C. Sullivan (274,144).

          In addition, the Shareholders approved a proposal to adopt Amended Articles of Incorporation of the Company in a vote in which 11,866,311 shares were voted for adoption, 379,626 cast against, and 89,374 cast to abstain (including broker non-votes).

          The Shareholders also approved a proposal to adopt an amended Code of Regulations of the Company in a vote in which 11,848,196 shares were voted for adoption, 386,033 cast against, and 101,082 cast to abstain (including broker non-votes).

          Further, the Shareholders also ratified the appointment of KPMG Peat Marwick as the Company's independent public accountants for calendar year 1995. In connection with such ratification, there were 12,257,631 shares voted for ratification, 46,390 cast against, and 31,290 cast to abstain (including broker non-votes).

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          a. Exhibits - The Exhibits, as shown in the "Index of Exhibits", attached hereto as page 10, are filed as a part of this Report.

          b. No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HUFFY CORPORATION, registrant



May 8, 1995                             /s/ Timothy G. Howard
- -----------                             --------------------------
Date                                    Timothy G. Howard
                                        Vice President - Corporate Controller
                                        (Principal Accounting Officer)

                               INDEX OF EXHIBITS


Exhibit
  No.                            Item
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