Form 10-Q
period 1995-06-30
HUFFY CORP
filed 1995-08-14
CIK 225463

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                        June 30, 1995


                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

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

                                 (513) 866-6251
              (Registrant's telephone number, including area code)

                                   No Change
  (Former name, former address and former fiscal year, if changed since last report)

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

Outstanding Shares:      13,431,319                   as of      July 31, 1995


"Index of Exhibits" is page 10 herein                              Page 1 of 10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).  COMPANY FOR WHICH REPORT IS FILED:



                               HUFFY CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar Amounts in Thousands, Except Per Share Data)



                                                 Three Months Ended                Six Months Ended
                                                      June 30,                         June 30,
                                           -----------------------------    -----------------------------
                                                1995           1994              1995           1994
                                           -----------------------------    -----------------------------
 Net sales                                 $   200,401       $   214,898    $   401,054       $   404,118
 Cost of sales                                 170,545           173,835        334,772           327,069
                                           -----------       -----------    -----------       -----------
                Gross profit                    29,856            41,063         66,282            77,049

 Selling, general and
   administrative expenses                      24,818            26,587         51,824            52,968
 Restructuring costs                             2,115                --          2,115                --
                                           -----------       -----------    -----------       -----------
                Operating profit                 2,923            14,476         12,343            24,081

 Other expense (income)
            Interest expense                     2,232             1,362          4,541             3,058
            Interest income                        (23)              (53)           (66)              (80)
            Other                                   53               (21)            --              (246)
                                           -----------       -----------    -----------       -----------

 Earnings before income taxes                      661            13,188          7,868            21,349

 Income taxes                                      312             5,227          3,104             8,543
                                           -----------       -----------    -----------       -----------

            Net earnings                           349             7,961          4,764            12,806
                                           ===========       ===========    ===========       ===========

 Earnings per common share:

            Weighted average
                number of common
                shares                      13,419,071        14,949,562     13,414,229        14,924,480
                                           ===========       ===========    ===========       ===========

            Net earnings per
                common share               $      0.03       $      0.53    $      0.36       $      0.86
                                           ===========       ===========    ===========       ===========





See accompanying notes to interim consolidated financial statements.
                                                                    Page 2 of 10

                               HUFFY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar Amounts In Thousands)

                                                                June 30,        December 31,
                                                                  1995              1994
                                                              ------------     --------------
ASSETS
------

Current assets:
   Cash and cash equivalents                                   $   2,466          $   1,604
   Accounts and notes receivable, net                            124,870            105,802
   Inventories                                                    70,513             67,954
   Prepaid expenses and federal income taxes                      13,056             13,938
                                                               ---------          ---------

         Total current assets                                    210,905            189,298
                                                               ---------          ---------

Property, plant and equipment, at cost                           207,878            192,856
   Less accumulated depreciation and amortization               (113,462)          (103,256)
                                                               ---------          ---------

         Net property, plant and equipment                        94,416             89,600

Excess of cost over net assets acquired, net                      25,354             25,755
Deferred federal income taxes                                      8,719              8,719
Other assets                                                       8,553              8,596
                                                               ---------          ---------

                                                               $ 347,947          $ 321,968
                                                               =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Notes payable                                                  17,890                 --
   Current installments of long-term obligations                   5,333              5,300
   Accounts payable                                               55,354             43,853
   Accrued expenses and other current liabilities                 45,390             49,820
                                                               ---------          ---------

         Total current liabilities                               123,967             98,973
                                                               ---------          ---------

Long-term obligations, less current installments                  58,567             58,611
Other long-term liabilities                                       31,585             30,981
                                                               ---------          ---------

         Total liabilities                                       214,119            188,565
                                                               ---------          ---------

Shareholders' equity:
   Preferred stock                                                    --                 --
   Common stock                                                   16,200             16,166
   Additional paid-in capital                                     60,429             60,155
   Retained earnings                                              93,653             91,089
   Less:  cost of treasury shares                                (36,454)           (34,007)
                                                               ---------          ---------

         Total shareholders' equity                              133,828            133,403
                                                               ---------          ---------

                                                               $ 347,947          $ 321,968
                                                               =========          =========





See accompanying notes to interim consolidated financial statements.
                                                                    Page 3 of 10

                               HUFFY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar Amounts in Thousands)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                               ------------------------
                                                                                1995              1994
                                                                               ------            ------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                                   $  4,764          $ 12,806

Adjustments to reconcile net earnings to net cash provided by operating activities:

    Provision for restructuring                                                   2,115                --
    Depreciation and amortization                                                11,682            10,835
    (Gain) loss on sale of property, plant and equipment                              7               (20)
    Changes in assets and liabilities:
        Accounts and notes receivable, net                                      (19,068)          (40,771)
        Inventories                                                              (2,559)           20,473
        Prepaid expenses and federal income taxes                                   882             1,532
        Other assets                                                               (596)             (644)
        Accounts payable                                                         11,501            18,147
        Accrued expenses and other current liabilities                           (6,564)            4,107
        Other long-term liabilities                                                 604              (781)
        Other                                                                       109                 4
                                                                               --------          --------

        Net cash provided by operating activities                                 2,877            25,688

=========================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                        (15,477)          (12,015)
    Proceeds from sale of property, plant and equipment                              12             1,625
                                                                               --------          --------

        Net cash used in investing activities                                   (15,465)          (10,390)

=========================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:

    Net increase (decrease) in short-term borrowings                             17,890            (3,500)
    Issuance of long-term obligations                                                38                39
    Reduction of long-term debt                                                     (49)           (2,514)
    Issuance of common shares                                                       308             1,556
    Purchase of treasury shares                                                  (2,447)             (240)
    Dividends paid                                                               (2,290)           (2,504)
                                                                               --------          --------

        Net cash provided by (used in) financing activities                      13,450            (7,163)

=========================================================================================================

Net change in cash and cash equivalents                                             862             8,135
Cash and cash equivalents:

        Beginning of period                                                       1,604             4,140
                                                                               --------          --------

        End of period                                                          $  2,466          $ 12,275

=========================================================================================================





See accompanying notes to interim consolidated financial statements.
                                                                    Page 4 of 10

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar Amounts in Thousands)



Note 1: Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Shareholders for the year ended December 31, 1994 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Huffy Corporation (the "Company") as of June 30, 1995. All such adjustments are of a normal recurring nature.

Note 2: Inventories of Huffy Bicycle Company and Huffy Sports Company are valued using the dollar value LIFO method and, as a result, it is impractical to separate inventory values between raw materials, work-in-process and finished products on an interim basis.

Note 3: During the second quarter of 1995, the Company recorded a pre-tax restructure charge of $2,115, or $.10 per common share. The restructure plan includes a 25% reduction in the fixed cost employment structure of Huffy Bicycle Company as well as a 30% reduction in the Company's corporate staff. The restructure charge is comprised of severance and outplacement services for approximately 75 employees. As of June 30, 1995, 30 employees had been terminated and $76 of severance and outplacement had been charged against the reserve.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995

                                COMPARED TO THE

                THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1994

              (Dollar Amounts in Thousands, Except Per Share Data)

NET EARNINGS

Net earnings for Huffy Corporation ("Huffy" or "Company") for the quarter ended June 30, 1995 were $349, compared to $7,961 for the same period last year. Net earnings per share for the second quarter of 1995 were $.03 per common share compared to $.53 for the second quarter of 1994. Earnings for the second quarter of 1995 include a charge of $2,115, or $.10 per common share, to reflect the cost to reduce the fixed cost employment structure at Huffy Bicycle Company and to reengineer and reduce the Company's corporate office staff. The remaining decrease in net earnings is due primarily to continued margin deterioration in the bicycle industry, a continued shift to lower priced products at retail, and reduced sales margins in all product companies resulting from soft retail sales.

Net earnings for the six months ended June 30, 1995 were $4,764, compared to $12,806 for the same period last year. Net earnings per common share for the six months ended June 30, 1995 were $.36 per common share, compared to $.86 per common share for the same period last year.

NET SALES

Net sales for the quarter ended June 30, 1995 were $200,401, down 6.7% from the net sales level of $214,898 for the same quarter in 1994. Net sales decreased in the Recreation and Leisure Time segment due primarily to the recent softness at retail and a continued shift to lower specification and promotionally priced products. The Juvenile Products segment sales decreased as a result of intensified price and product competition. In the Services for Retail segment, Huffy Service First sales increased primarily as a result of continued growth in the consumer product assembly and supplier services markets.

Net sales for the six months ended June 30, 1995 were $401,054, a 0.8% decrease from net sales of $404,118 for the same period last year. The decrease in net sales occurred predominately in the Recreation and Leisure Time Products and Juvenile Products segments. Huffy Bicycle Company net sales were lower than last year due to a soft retail sales environment, significant pricing competition at the retail level, and continued dumping of bicycles by the Peoples' Republic of China. Juvenile product sales were below last year primarily as a result of soft retail during the period.
In the Services for Retail segment, Huffy Service First had record sales due primarily to growth in the consumer product assembly market segment.

GROSS PROFIT

Gross profit for the quarter ended June 30, 1995 was $29,856, down 27.3% from the $41,063 achieved in the second quarter of 1994. Expressed as a percentage of net sales, gross profit for the second quarter of 1995 was 14.9% compared to 19.1% for the second quarter of 1994. Gross profit as a percentage of net sales decreased for all reportable segments. Within the Recreational and Leisure Time Products segment, Huffy Bicycle Company continued to experience declining profit margins caused by a highly competitive retail environment, a consumer preference for promotional product, and pricing pressure caused by the continued dumping of bicycles in the USA by the Peoples' Republic of China. Gross margins declined at Huffy Sports Company as a result of a shift in mix to lower margin product and increases in material costs. As in the other segments, soft retail sales and intense price competition caused the gross profit percentage to decline for the Juvenile Products segment.

Gross profit for the six months ended June 30, 1995 was $66,282, or 16.5% of net sales, versus $77,049, or 19.1% of net sales, for the same period in 1994. In the Recreation and Leisure Time Products segment, declining gross margin percentages at Huffy Bicycle Company and Huffy Sports Company were offset by continued improvement at True Temper Hardware Company. True Temper Hardware Company benefited from additional improvements in operating efficiency and market share gains in the long-handled garden tools segment, as well as a $1,587 reduction in environmental reserves resulting from the favorable resolution of certain contractual issues related to the Company's purchase of True Temper Hardware Company in 1990. In the Juvenile Products segment, intense competition and a strong commitment to maintain market share caused the gross profit margin percentage to decline.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $24,818 for the second quarter of 1995, compared to $26,587 for the same period of 1994. Expressed as a percentage of net sales, selling, general and administrative expenses were 12.4% for the second quarter of both 1995 and

1994. The decrease in current year selling, general and administrative expenses is primarily due to reduced accruals for incentive compensation.

Selling, general and administrative expenses for the six months ended June 30, 1995 were $51,824 or 12.9% of net sales, versus $52,968, or 13.1% of net sales for the same period in 1994. The decrease in selling, general and administrative expense is primarily due to reduced accruals for incentive compensation.

RESTRUCTURING COSTS

During the second quarter of 1995, the Company recorded a pre-tax restructure charge of $2,115, or $.10 per common share. The restructure plan includes a 25% reduction in the fixed cost employment structure of Huffy Bicycle Company as well as a 30% reduction in the Company's corporate staff. Reductions in the Company's corporate staff occurred as the result of a desire to reduce fixed costs, and further decentralize certain functions. Reductions in fixed costs at Huffy Bicycle Company were made to bring overhead expense in line with reduced sales levels and to help recover profitability. The restructure charge is comprised of severance and outplacement services for approximately 75 employees. As of June 30, 1995, 30 employees had been terminated and $76 of severance and outplacement had been charged against the reserve.

LIQUIDITY AND CAPITAL RESOURCES

There have been no other significant changes in the Company's liquidity and capital resources as of June 30, 1995 from those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The Company's balance sheet reflects fluctuations in both current assets and current liabilities attributable to seasonal changes in the operation of its businesses.

INTEREST EXPENSE

Interest expense for the second quarter of 1995 was $2,232, which is $870, or 63.9% higher than the second quarter of 1994. Interest expense for the six months ended June 30, 1995 was $4,541 compared to $3,058 for the same period last year. The increase in interest expense is due to the following: the issuance of Industrial Development Revenue Bonds used to finance the acquisition of the Company's Farmington, Missouri bicycle facility in the third quarter of 1994; higher average short-term borrowings in 1995; and higher short-term interest rates in the first six months of 1995 compared to the same period in 1994.

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


                                          HUFFY CORPORATION, registrant



         August  14, 1995                   /s/ Timothy G. Howard
--------------------------------          --------------------------------------
Date                                      Timothy G. Howard
                                          Vice President - Corporate Controller
                                          (Principal Accounting Officer)

                               INDEX OF EXHIBITS


Exhibit
  No.                                     Item
-------        -------------------------------------------------------
(2)             Not applicable

(3)(i)          Amended Articles of Incorporation of Huffy Corporation

(3)(ii)         Code of Regulations of Huffy Corporation

(4)             Not applicable

(10)            Not applicable

(11)            Not applicable

(15)            Not applicable

(18)            Not applicable

(19)            Not applicable

(22)            Not applicable

(23)            Not applicable

(24)            Not applicable

(27)            Financial Data Schedule

(99)            Not applicable