Form 10-Q
period 1995-09-30
HUFFY CORP
filed 1995-11-14
CIK 225463

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                 September 30, 1995
                  -------------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------   -----------------------

Commission file number                       1-5325
                       ---------------------------------------------------------

                              Huffy Corporation
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Ohio                                             31-0326270
------------------------------                             -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                   225 Byers Road, Miamisburg, Ohio  45342
              --------------------------------------------------
             (Address of principal executive offices) (Zip Code)

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

                           Yes              No
                               -----           -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding Shares:         13,433,000              as of   October 31, 1995
                    --------------------------------      --------------------

"Index of Exhibits" is page 10 herein                               Page 1 of 10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).  COMPANY FOR WHICH REPORT IS FILED:
         --------------------


                               HUFFY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar Amounts in Thousands, Except Per Share Data)



                                              Three Months Ended                           Nine Months Ended
                                                 September 30,                               September 30,
                                        --------------------------------            --------------------------------
                                            1995                  1994                   1995                 1994
                                        ------------          ----------            -----------           ----------
 Net sales                                $148,894              $153,332              $549,948              $557,450
 Cost of sales                             131,492               126,537               466,264               453,606
                                       -----------            ----------           -----------            ----------

      Gross profit                          17,402                26,795                83,684               103,844

 Selling, general and
      administrative expenses               23,284                22,061                75,108                75,029
 Restructuring costs (credits)                (275)                   --                 1,840                    --
                                        ----------            ----------           -----------            ----------

      Operating profit (loss)               (5,607)                4,734                 6,736                28,815

 Other expense (income)
      Interest expense                       1,821                 1,509                 6,362                 4,567
      Interest income                          (17)                 (257)                  (83)                 (337)
      Other                                     94                  (212)                   94                  (458)
                                        ----------            ----------           -----------            ----------

 Earnings (loss) before income taxes        (7,505)                3,694                   363                25,043

 Income tax expense (benefit)               (3,014)                1,092                    90                 9,635
                                        ----------            ----------            -----------           ----------

      Net earnings (loss)                   (4,491)                2,602                    273               15,408
                                        ==========            ==========            ===========           ==========

 Earnings (loss) per common share:

      Weighted average
        number of common
        shares                          13,431,641            14,675,383             13,420,033           14,710,976
                                        ==========            ==========             ==========           ==========

      Net earnings
        (loss) per
        common share                        ($0.33)                $0.18                  $0.02                $1.05
                                        ==========            ==========             ==========           ==========





See accompanying notes to interim consolidated financial statements.                                  Page 2 of 10

                               HUFFY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar Amounts In Thousands)

                                                                             September 30,             December 31,
                                                                                 1995                      1994
 ASSETS                                                                      -------------             -------------
 ------
 Current assets:
    Cash and cash equivalents                                               $       2,351             $       1,604
    Accounts and notes receivable, net                                            101,576                   105,802
    Inventories                                                                    64,458                    67,954
    Prepaid expenses and federal income taxes                                      13,146                    13,938
                                                                            --------------            --------------

          Total current assets                                                    181,531                   189,298

 Property, plant and equipment, at cost                                           210,810                   192,856
    Less accumulated depreciation and amortization                               (118,380)                 (103,256)
                                                                            --------------             -------------

          Net property, plant and equipment                                        92,430                    89,600

 Excess of cost over net assets acquired, net                                      25,155                    25,755
 Deferred federal income taxes                                                      8,719                     8,719
 Other assets                                                                       9,038                     8,596
                                                                            -------------             -------------

                                                                            $     316,873             $     321,968
                                                                            =============             =============
 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------

 Current liabilities:
    Notes payable                                                                  10,060                        --
    Current installments of long-term obligations                                   5,419                     5,300
    Accounts payable                                                               43,558                    43,853
    Accrued expenses and other current liabilities                                 41,663                    49,820
                                                                            -------------             -------------

          Total current liabilities                                               100,700                    98,973

 Long-term obligations, less current installments                                  56,763                    58,611
 Other long-term liabilities                                                       31,124                    30,981
                                                                            -------------             -------------

          Total liabilities                                                       188,587                   188,565

 Shareholders' equity:
    Preferred stock                                                                    --                        --
    Common stock                                                                   16,208                    16,166
    Additional paid-in capital                                                     60,541                    60,155
    Retained earnings                                                              87,991                    91,089

    Less:  cost of treasury shares                                                (36,454)                  (34,007)
                                                                            -------------             -------------

          Total shareholders' equity                                              128,286                   133,403
                                                                            -------------             -------------

                                                                            $     316,873             $     321,968
                                                                            =============             =============




See accompanying notes to interim consolidated financial statements.                                  Page 3 of 10

                               HUFFY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar Amounts in Thousands)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                ------------------------------------
                                                                                     1995                    1994
 CASH FLOWS FROM OPERATING ACTIVITIES:                                          -----------              -----------
 Net earnings                                                                   $     273                 $  15,408

 Adjustments to reconcile net earnings to net cash used in operating activities:

     Restructuring costs (credits), net of payments                                   212                    (5,891)
     Depreciation and amortization                                                 17,689                    15,816
     Loss on sale of property, plant and equipment                                      3                       334
     Changes in assets and liabilities:
         Accounts and notes receivable, net                                         4,226                   (10,381)
         Inventories                                                                3,496                    11,149
         Prepaid expenses and federal income taxes                                    792                       995
         Other assets                                                              (1,345)                     (921)
         Accounts payable                                                            (295)                    8,461
         Accrued expenses and other current liabilities                            (8,374)                    6,728
         Other long-term liabilities                                                  143                    (1,438)
         Other                                                                         64                       (55)
                                                                                ----------               -----------

         Net cash provided by operating activities                                 16,884                    40,205

====================================================================================================================
 CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                         (19,042)                  (24,896)
     Funds held for construction                                                       --                   (11,325)
     Proceeds from sale of property, plant and equipment                               23                     1,631
                                                                                ----------               -----------

         Net cash used in investing activities                                    (19,019)                  (34,590)

====================================================================================================================
 CASH FLOWS FROM FINANCING ACTIVITIES:

     Net increase (decrease) in short-term borrowings                              10,060                    (3,500)
     Issuance of long-term obligations                                                155                    21,023
     Reduction of long-term debt                                                   (1,884)                   (2,811)
     Issuance of common shares                                                        428                     1,559
     Purchase of treasury shares                                                   (2,447)                   (7,596)
                                                                                   (3,430)                   (3,761)
     Dividends paid                                                             ----------               -----------

         Net cash provided by financing activities                                  2,882                     4,914

====================================================================================================================

 Net change in cash and cash equivalents                                              747                    10,529
 Cash and cash equivalents:

         Beginning of period                                                        1,604                     4,140
                                                                                ----------               -----------

         End of period                                                          $   2,351                 $  14,669

====================================================================================================================



See accompanying notes to interim consolidated financial statements.                                    Page 4 of 10

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar Amounts in Thousands)



Note 1: Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Shareholders for the year ended December 31, 1994 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Huffy Corporation (the "Company") as of September 30, 1995. All such adjustments are of a normal recurring nature.

Note 2: Inventories of Huffy Bicycle Company and Huffy Sports Company are valued using the dollar value LIFO method and, as a result, it is impractical to separate inventory values between raw materials, work-in-process and finished products on an interim basis.

Note 3: During the second quarter of 1995, the Company recorded a pre-tax restructure charge of $2,115, or $.10 per common share. The restructure plan includes a 25% reduction in the fixed cost employment structure of Huffy Bicycle Company as well as a 30% reduction in the Company's corporate staff. The restructure charge is comprised of severance and outplacement services for approximately 75 employees. As of September 30, 1995, 38 employees had been terminated and $637 charged against the reserve.

Note 4: As a result of the continued concentration of sales to high volume retailers in the juvenile products industry, and the similarity and growing importance of markets, marketing methods, and channels of distribution of all of the Company's manufactured products, the Company has reclassified its operations into the following business segments:

          - Consumer Products: Bicycles, basketball related equipment, lawn and garden tools, and juvenile products.


          - Services for Retail: In-store assembly, repair and display services, and inventory counting services.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

            THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995
                               COMPARED TO THE
            THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1994
             (Dollar Amounts in Thousands, Except Per Share Data)

Huffy Corporation ("Huffy" or "Company") recorded a net loss of $4,491, or $.33 per common share, for the quarter ended September 30, 1995, compared to net earnings of $2,602, or $.18 per common share for the same period last year.
The soft retail environment, combined with increased raw material prices and a product mix shift to promotionally priced products, continued through the third quarter and negatively impacted earnings.

Net earnings for the nine months ended September 30, 1995 were $273, or $.02 per common share, compared to $15,408, or $1.05 per common share, for the same period last year. Net earnings for the nine months ended September 30, 1995 include a charge of $2,115, or $.10 per common share, to reflect the cost to reduce the fixed cost employment structure at Huffy Bicycle Company and to reengineer and reduce the Company's corporate office staff. The restructuring charge was partially offset by a restructuring credit of $275 at True Temper Hardware Company. The remaining decrease in net earnings is due primarily to continued margin deterioration in the bicycle industry, a continued shift to lower priced products at retail, and reduced sales margins in all product companies resulting from soft retail sales.

NET SALES
---------

Net sales for the quarter ended September 30, 1995 were $148,894, down 2.9% from the net sales of $153,332 for the same quarter in 1994. Net sales decreased in the Consumer Products segment due primarily to the softness at retail, and a continued shift to lower specification and promotionally priced products, and intensified price and product competition. In the Services for Retail segment, net sales were comparable to the previous year.

Net sales for the nine months ended September 30, 1995 were $549,948, a 1.3% decrease from net sales of $557,450 for the same period last year. The decrease in net sales occurred in the Consumer Products segment. Huffy Bicycle Company net sales were lower than last year due to a soft retail sales environment, significant pricing competition at the retail level, and continued dumping of bicycles by the People's Republic of China. Gerry Baby Products' sales were below last year primarily as a result of soft retail during the period, and a very competitive market environment.
In the Services for Retail segment, Huffy Service First had record sales due primarily to growth in its consumer product assembly market segment.

GROSS PROFIT
------------

Gross profit for the quarter ended September 30, 1995 was $17,402, down substantially from the $26,795 achieved in the third quarter of 1994.
Expressed as a percentage of net sales, gross profit for the third quarter of 1995 was 11.7% compared to 17.5% for the third quarter of 1994. The decrease in gross profit as a percentage of net sales occurred primarily in the Consumer Products segment. Huffy Bicycle Company continued to experience declining profit margins caused by a highly competitive retail environment, a consumer preference for promotional product, and pricing pressure caused by the continued dumping of bicycles in the USA by the People's Republic of China. Gross margins declined at Huffy Sports Company and True Temper Hardware Company as a result of a shift in mix to lower margin product. Gerry Baby Products margins decreased due to a very competitive market environment which put downward pressure on selling prices and margins. Gross profit for the Services for Retail business segment were down slightly from the previous year due to higher than expected labor related costs at Washington Inventory Service and lower than expected bicycle assembly business at Huffy Service First.

Gross profit for the nine months ended September 30, 1995 was $83,684, or 15.2% of net sales, versus $103,844, or 18.6% of net sales, for the same period in 1994. In the Consumer Products segment, declining gross margin percentages at Huffy Bicycle Company, Huffy Sports Company, and Gerry Baby Products Company were offset by continued improvement at True Temper Hardware Company. True Temper Hardware Company benefited from additional improvements in operating efficiency and market share gains in the long-handled garden tools segment, as well as a $1,587 reduction in environmental reserves resulting from the favorable resolution of certain contractual issues related to the Company's purchase of the True Temper Hardware business in 1990.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses were $23,284 for the third quarter of 1995, compared to $22,061 for the same period of 1994. Expressed as a percentage of net sales, selling, general and administrative expenses were 15.6% for the third quarter of 1995, compared to 14.4% for the same period in 1994. Selling, general and administrative expenses for the nine months ended September 30, 1995 were $75,108, or 13.7% of net sales, versus $75,029, or 13.5% of net sales for the same period in 1994. The increase in selling, general and administrative expenses for the quarter and nine months ended September 30, 1995 is due primarily to lower expenses in the third quarter of 1994 due to a credit to income for insurance proceeds.

RESTRUCTURING COSTS
-------------------

During the second quarter of 1995, the Company recorded a pre-tax restructure charge of $2,115, or $.10 per common share. The restructure plan includes a 25% reduction in the fixed cost employment structure of Huffy Bicycle Company as well as a 30% reduction in the Company's corporate staff. Reductions in the Company's corporate staff occurred as the result of a desire to reduce fixed costs, and further decentralize certain functions. Reductions in fixed costs at Huffy Bicycle Company were made to bring overhead expense in line with reduced sales levels and to help recover profitability. The restructure charge is comprised of severance and outplacement services for approximately 75 employees. As of September 30, 1995, 38 employees had been terminated and $637 of severance and outplacement had been charged against the reserve.

INTEREST EXPENSE
----------------

Interest expense for the nine months ended September 30, 1995 was $6,362 compared to $4,567 for the same period in 1994. The increase in interest expense is due to the following: the issuance of industrial development revenue bonds used to finance the acquisition of the Company's Farmington, Missouri bicycle facility in the third quarter of 1994; higher average short-term borrowings in 1995; and higher short-term interest rates in the first nine months of 1995 compared to the same period in 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

There have been no other significant changes in the Company's liquidity and capital resources as of September 30, 1995 from those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The Company's balance sheet reflects fluctuations in both current assets and current liabilities attributable to seasonal changes in the operation of its businesses.

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


                                         HUFFY CORPORATION, registrant



      November 14, 1995                  /s/ Timothy G. Howard
-------------------------------          ------------------------------------
Date                                     Timothy G. Howard
                                         Vice President - Corporate Controller
                                         (Principal Accounting Officer)

                               INDEX OF EXHIBITS


Exhibit
  No.                        Item
-------        ------------------------------------
(2)            Not applicable

(3)            Not applicable

(4)            Not applicable

(10)           Not applicable

(11)           Not applicable

(15)           Not applicable

(18)           Not applicable

(19)           Not applicable

(22)           Not applicable

(23)           Not applicable

(24)           Not applicable

(27)           Financial Data Schedule

(99)           Not applicable