Form 10-K405
period 1995-12-31
HUFFY CORP
filed 1996-03-21
CIK 225463

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended December 31, 1995

                                     OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from______to________

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

                              Yes  X   No
                                  ----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.       [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, as of February 29, 1996, was $142,671,617.

The number of shares outstanding of each of the registrant's classes of Common Stock, as of February 29, 1996, was 13,481,066.

                 "Index of Exhibits" at page 16 of this Report

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

1. The Huffy Corporation Annual Report to Shareholders for the year ended December 31, 1995. Only such portions of the Annual Report as are specifically incorporated by reference under Parts I, II and IV of this Report shall be deemed filed as part of this Report.

2. The Huffy Corporation Proxy Statement for its Annual Meeting of Shareholders on April 26, 1996, definitive copies of which have been filed with the Commission. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.


                              -----------------

                                     PART I

ITEM 1.    BUSINESS

Huffy Corporation, an Ohio corporation, and its subsidiaries (collectively called "Huffy" or the "Company") are engaged in the design, manufacture and sale of Consumer Products and the furnishing of Services for Retail. The Company's executive offices are located in Miamisburg, Ohio and its principal business offices and/or manufacturing facilities are located in San Diego, California; Thornton, Colorado; Farmington, Missouri; Miamisburg and Celina, Ohio; Camp Hill and Harrisburg, Pennsylvania; Waukesha and Suring, Wisconsin; and Whites Cross, Cork, Ireland.

The general development of business within each business segment (Consumer Products and Services for Retail) is discussed in more detail below. See also
Part IV herein for financial information relating to each such business segment.

         CONSUMER PRODUCTS

         Gerry Baby Products Company, Gerry Wood Products Company (collectively, the "Gerry Companies"), Huffy Bicycle Company, Huffy Sports Company, and True Temper Hardware Company comprise the Consumer Products segment of the Company. Principal products within this business segment include juvenile products, bicycles, basketball backboards and related products, and lawn and garden tools. Sales of juvenile products, which also include 12" and 16" bicycles and juvenile indoor basketball units, represented 20.7 percent, 21.0 percent, and 19.8 percent of consolidated revenues of the Company for the years ended December 31, 1995, 1994, and 1993. Sales of adult bicycles represented 33.8 percent, 36.9 percent, and 41.3 percent of consolidated revenues of the Company for the years ended December 31, 1995, 1994, and 1993. Sales of adult basketball backboards, poles, goals and related products represented 12.2 percent and 10.8 percent of consolidated revenues of the Company for the years ended December 31, 1995 and 1994. Sales of lawn and garden tools represented 12.4 percent, 12.1 percent, and 13.6 percent of consolidated revenues of the Company for the years ended December 31, 1995, 1994, and 1993. Although to date the export business is not significant, the companies in the Consumer Products segment participate in various foreign markets and are actively involved in expanding export volume.

         a.    Products, Marketing and Distribution
               ------------------------------------

               The Gerry Companies: Gerry Baby Products Company ("GBPC") and Gerry Wood Products Company ("GWPC") which manufacture juvenile products are both direct subsidiaries of the Company. The Gerry Companies' headquarters and GBPC's principal manufacturing facilities are located in Thornton, Colorado. GWPC is a manufacturer of juvenile wooden products and is located in Suring, Wisconsin. The "Gerry" and "Snugli" names are two prominent brand names in the industry. Gerry(R) baby products include a wide range of market entries, including car seats, infant carriers, frame carriers, security gates, toilet trainers, electronic baby monitors, and a broad line of various wood juvenile products including high chairs, cribs, changing tables and security gates sold under the "Nu-Line" brand name prior to 1992 and under the Gerry(R) brand name since 1992. Snugli(R) baby products include infant carriers. All of these juvenile products have wide distribution; the products are marketed through all of the retail channels that sell juvenile products: toy chains, warehouse clubs, catalog showrooms, national and regional high volume retailers, and specialty shops. In 1994, the Company discontinued
         its assembly operations at its facilities located in Vancouver, British Columbia which prior thereto had been operated through an indirect subsidiary of the Company, Snugli-Canada, Ltd. In 1987, GBPC entered into a joint venture known as Takata-Gerico Corporation ("TGC"), with Takata Corporation of Japan, to manufacture children's car seats in the United States for distribution by GBPC. The joint venture was subsequently terminated by the parties' mutual agreement in 1992, and in connection with such termination GBPC purchased certain assets of TGC.

         Huffy Bicycle Company: The Huffy(R) bicycle brand is the largest selling brand of bicycles sold in the United States. The full line of Huffy(R) bicycles is produced by Huffy Bicycle Company, a division of the Company, whose manufacturing facilities are located in Celina, Ohio, and Farmington, Missouri. In 1994, Huffy Bicycle Company opened the bicycle manufacturing facility in Farmington, Missouri, to increase manufacturing flexibility, capacity and market share, and to reduce costs. Included in the Huffy(R) bicycle line are adult all purpose bicycles; adult all terrain bicycles; a series of innovative boys' and girls' 20" bicycles; and a series of popular children's 12" and 16" sidewalk bicycles. Huffy(R) bicycles are extensively advertised and are sold predominantly through national and regional high volume retailers, a distribution network accounting for approximately 75 to 80 percent of all bicycles sold in the United States. Approximately 90 percent of Huffy Bicycle Company's bicycles are sold under the Huffy(R) brand name with the balance being sold under private label brands.

         Huffy Sports Company:  Huffy Sports Company, a division of the
         Company located in Waukesha, Wisconsin, is the leading supplier of basketball backboards, poles, goals, and related products and juvenile indoor portable basketball units for use at home. Huffy Sports Company products, many of which bear the logo of the National Basketball Association ("NBA") as well as the Huffy Sports(R) trademark, are sold predominately through national and regional high volume retailers in the United States.

         True Temper Hardware Company: True Temper Hardware Company, a wholly-owned subsidiary of the Company, is headquartered in Camp Hill, Pennsylvania. True Temper Hardware Company is one of three leading suppliers of non-powered lawn and garden tools and snow tools; products include long-handled shovels, hoes, forks, wheelbarrows, snow shovels, and rakes for use in the home and in agricultural, industrial and commercial businesses. In 1994, True Temper Hardware Company discontinued manufacturing spreaders and pruning tools and sold the assets used to produce such products, including its Anderson, South Carolina manufacturing facility. Manufacturing facilities are located in Camp Hill and Harrisburg, Pennsylvania. True Temper Hardware Company also owns four sawmill facilities located in Indiana, New York, Pennsylvania, and Vermont. In addition, True Temper Limited, an Irish Corporation and a wholly-owned subsidiary of the Company, has offices and a manufacturing facility in Whites Cross, Cork, Ireland. True Temper Hardware products are sold both directly, and through wholesale distributors, to national and regional high volume retailers and hardware stores. Over 81 percent of True Temper Hardware's products are sold under the True Temper(R) and Jackson(R) names; the remainder are sold under other names or under private labels. During 1994 and 1995, the Company substantially completed a plan to restructure the True Temper lawn and garden tool business to address inefficiencies in the manufacturing process and to improve future profitability of True Temper Hardware Company.

         b.    Suppliers
               ---------

               Basic materials such as raw steel, steel and aluminum tubing, plastic, wood, fabric, resins, ash timber, and welding materials used in the manufacturing operations are purchased primarily from domestic sources. Alternate sources are available for all critical products and components, but the sudden loss of any major supplier could, on a temporary basis, cause a negative effect on the segment's operations.

         c.    Patents, Trademarks and Licenses
               --------------------------------

               The patents, trademarks (including the registered trademarks "Gerry", "Snugli", "Huffy", "Huffy Sports", "True Temper" and "Jackson"), licenses (including the license to use the NBA logo) and other proprietary rights of the companies in this segment are deemed important to the Company. The loss by the Company of its rights under any individual patent, trademark (other than "Gerry", "Snugli", "Huffy" or "True Temper"), license or other proprietary right used by this segment would not have a material adverse effect on the Company or the segment. The loss of the registered trademark "Gerry", "Snugli", "Huffy" or "True Temper" could have a material adverse effect on the Company and this segment. The Company has no reason to believe that anyone has rights to either the "Gerry", "Snugli", "Huffy" or "True Temper" trademark for the products in connection with which such trademarks are used.

         d.    Seasonality and Inventory
               -------------------------

               Due to the relatively short lapse of time between placement of orders for products and shipments, the Company normally does not consider its backlog of orders as significant to this business segment. Because of rapid delivery requirements of their customers, the companies in this segment maintain significant quantities of inventories of finished goods to meet their customers' requirements. Juvenile products' sales, excluding sales of juvenile bicycles, are not seasonal. Sales of juvenile and adult bicycles are seasonal in that sales tend to be higher in the Spring and Fall of each year. Basketball products tend to have varying degrees of seasonality, none of which are significant to the operations of the Company. Sales of lawn and garden products and snow tools tend to be higher in the Spring and Winter of each year, respectively.

         e.    Competition and Customers
               -------------------------

              There are numerous juvenile products competitors in the U.S. market, six of which are deemed significant. The Gerry
              Companies believe they are competitive because of their continued efforts to provide innovative new products of high quality at competitive costs and to support their products with outstanding customer service. In the high volume retailer bicycle business, Huffy Bicycle Company has numerous competitors in the United States market, only two of which are deemed significant.
              Although importers in the aggregate provide significant competition, only one individual importer is deemed a significant competitor. Even though competition among domestic manufacturers and importers of bicycles is intense, Huffy Bicycle Company believes it is cost competitive in the high volume retailer bicycle market and maintains its position through continued efforts to improve manufacturing efficiency and product value. Huffy Bicycle Company's ability to provide its customers with low cost, innovative new products has enabled it to maintain its market position despite the marketing efforts of domestic competitors and competitors from Taiwan, China, and other nations. Huffy Sports Company has several competitors, but only one is deemed significant. Huffy Sports Company maintains its competitive position by offering its customers high quality, innovative products at competitive prices and by supporting its products with outstanding customer service. True Temper Hardware Company has numerous competitors in the United States and Canada, but considers only two competitors significant. True Temper Hardware Company believes it remains competitive by offering its customers in the home use, agricultural, industrial, and commercial markets competitively priced, high quality, innovative products. The loss by the Consumer Products segment of either of its two largest customers could result in a material adverse effect on the segment.

         SERVICES FOR RETAIL

         Huffy Service First, Inc. ("HSF") and Washington Inventory Service ("WIS") each provide certain services to retailers. Inventory, assembly, repair and merchandise services provided by WIS and HSF to their customers represented 20.9 percent, 19.2 percent, and 15.8 percent of consolidated revenues of the Company for the years ended December 31, 1995, 1994, and 1993, respectively.

         a.    Products, Marketing and Distribution
               ------------------------------------

               Huffy Service First: HSF, a wholly-owned subsidiary of the Company, headquartered in Miamisburg, Ohio, serves the needs of major retailers in 50 states, Puerto Rico, Canada and the Virgin Islands by providing in-store assembly, repair, and display services for a variety of products, including among other things, bicycles, barbeque grills, physical fitness equipment, lawnmowers, and furniture. HSF is the only assembly service business of this kind available to high volume retailers on a nationwide basis. HSF also offers merchandising services (product resets and periodic maintenance of displays) to manufacturers who supply high volume retailers.

               Washington Inventory Service: WIS, a wholly-owned subsidiary of the Company, headquartered in San Diego, California, provides physical inventory services on a nationwide basis to meet the financial reporting and inventory control requirements of high volume retailers, drug stores, home centers, sporting goods stores, specialty stores and grocery stores.

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

         c.    Competition and Customers
               -------------------------

               Although WIS has numerous competitors in the United States market, only one is significant. HSF has numerous competitors in the United States market, none of which is deemed significant. WIS and HSF believe they remain competitive due to their nationwide network of operations, competitive pricing and full service. The loss by the Services for Retail Segment of either of its two largest customers could result in a material adverse effect on the segment.

Sales to Wal-Mart Stores, Inc. and Kmart Corporation aggregated over ten percent or more of the Company's consolidated revenues from each such customer for the year ended December 31, 1995, and the loss of either one of these customers could have a material adverse effect on the Company and its subsidiaries as a whole.

The number of persons employed full-time by the Company (excluding seasonal employees in the Services for Retail Segment) as of December 31, 1995, was 8,144 (3,388 employed by the Consumer Products Segment and 4,756 employed by the Services for Retail Segment).

ITEM 2. PROPERTIES: Location and general character of the principal plants and other materially important physical properties of the Company as of January 1, 1996.


---------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Owned or
                                                                                                          Expiration
                                      Building                                    Area                      Date
Location                              Description                                (Sq. Ft.)                of Lease
--------------------------------------------------------------------------------------------------------------------------------

 San Diego, California                 Offices (Services for Retail)                30,000                2004(1)

 Thornton, Colorado                    Offices, manufacturing and                  386,000                2001(2)
                                       warehouse facility
                                       (Consumer Products)

 Farmington, Missouri                  Offices, manufacturing and                  412,052                2014(3)
                                       warehouse facility
                                       (Consumer Products)

 Celina, Ohio                          Offices, manufacturing and                  822,000                Owned
                                       warehouse facility
                                       (Consumer Products)

 Miamisburg, Ohio                      Offices and display                          47,000                2003(4)
                                       facilities (Corporate and
                                       Consumer Products)

 Miamisburg, Ohio                      Offices and warehouse                        42,682                2001(5)
                                       facility (Services for
                                       Retail)

 Camp Hill, Pennsylvania               Offices, manufacturing and                  391,690                2012(6)
                                       distribution facility
                                       (Consumer Products)

 Harrisburg, Pennsylvania              Offices and manufacturing                   254,329                Owned
                                       facility (Consumer Products)


-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Owned or
                                                                                                                     Expiration
                                                      Building                                      Area                Date
Location                                             Description                                  (Sq. Ft.)          of Lease

-------------------------------------------------------------------------------------------------------------------------------
Suring, Wisconsin                                    Offices and manufacturing                    140,000            Owned
                                                     facility (Consumer Products)

Waukesha, Wisconsin                                  Offices and manufacturing                    123,500            2001(5)
                                                     facility (Consumer Products)

Whites Cross, Cork,                                  Offices and manufacturing                     70,000            Owned
Ireland                                              facility (Consumer Products)

-----------------

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

(5)      Subject to one option to renew for an additional term of five years.

(6) Subject to one option to renew for an additional term of five years and an option to purchase.


There are no encumbrances on the Celina, Ohio; Harrisburg, Pennsylvania; Suring, Wisconsin; and Whites Cross, Cork, Ireland properties which are owned. All of the Company's facilities are in good condition and are considered suitable for the purposes for which they are used. The Camp Hill, Pennsylvania; Celina, Ohio; and Suring, Wisconsin, manufacturing facilities normally operate on a two full shift basis, with third shift operations scheduled as needed to meet seasonal production requirements. The Farmington, Missouri; Harrisburg, Pennsylvania; and Waukesha, Wisconsin manufacturing facilities normally operate on a two full shift basis. The Thornton, Colorado; and Whites Cross, Cork, Ireland, manufacturing facilities normally operate on a one full shift basis.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party, nor is its property subject, to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The market information and other related security holder matters pertaining to the Common Stock of the Company are incorporated herein by reference to pages 27 and 29 and notes 5 and 6 to the consolidated financial statements on pages 21 and 22 of the Company's Annual Report to Shareholders for the year ended December 31, 1995.

ITEM 6.  SELECTED FINANCIAL DATA

Selected unaudited financial data for each of the last 10 calendar years are incorporated herein by reference to pages 8 and 9 of the Company's Annual Report to Shareholders for the year ended December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and analysis of financial condition and results of operations are incorporated herein by reference to pages 11 through 13, and note 4 to the consolidated financial statements on pages 20 and 21 of the Company's Annual Report to Shareholders for the year ended December 31, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information included in the Company's Annual Report to Shareholders for the year ended December 31, 1995, is set forth on pages 10 and 14 through 27 thereof and is incorporated herein by reference. See also the information contained in Item 14 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company
------------------------

The name, age and background information for each of the Company's Directors is incorporated herein by reference to the section entitled ELECTION OF DIRECTORS and the table therein contained in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.

Executive Officers of the Company
---------------------------------

The Executive Officers are elected annually to their respective positions, effective at the April meeting of the Board of Directors. The Executive Officers of the Company at February 1, 1996, were as follows:

----------------------------------------------------------------------------------------------------------------
Name                                Age              Position                                    Officer Since
----------------------------------------------------------------------------------------------------------------

Thomas A. Frederick                 41               Vice President - Finance and                December, 1994
                                                     Chief Financial Officer

Timothy G. Howard                   49               Vice President - Controller                 September, 1978

Nancy A. Michaud                    49               Vice President - General                    February, 1993
                                                     Counsel and Secretary

Richard L. Molen                    55               Chairman of the Board,                      January, 1979
                                                     President and Chief Executive
                                                     Officer

Pamela J. Whipps                    42               Vice President - Treasurer                  February, 1994


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

ITEM 11.    EXECUTIVE COMPENSATION

Information on executive compensation is incorporated by reference to the sections entitled EXECUTIVE COMPENSATION and the tables therein, contained on pages 11 through 14 in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders. Notwithstanding anything to the contrary set forth herein or in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Form 10-K, the REPORT OF COMPENSATION COMMITTEE which begins on page 8 and ends on page 10 and the graph which is set forth on page 14 in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders are not deemed to be incorporated by reference in this Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of shares of Common Stock of the Company beneficially owned by each Director and by all Directors and Officers as a group as of February 1, 1996, is incorporated herein by reference to the section entitled SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, and the table therein, contained on pages 6 through 8 in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on certain transactions with management is incorporated herein by reference to the section entitled CERTAIN RELATIONSHIPS AND OTHER RELATED TRANSACTIONS contained on page 11 in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents

      (1) The following Consolidated Financial Statements of the Company included in the Company's Annual Report to Shareholders are incorporated by reference as part of this Report at Item 8 hereof:

                     Consolidated Balance Sheets as of December 31, 1995, and 1994.

                     Consolidated Statements of Operations for the years ended December 31, 1995, 1994, and 1993.

                     Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994, and 1993.

                     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994, and 1993.

                     Notes to Consolidated Financial Statements.

             The Annual Report to Shareholders for the year ended December 31, 1995, is not deemed to be filed as part of this Report, with the exception of the items incorporated by reference in Items 1, 5, 6, 7 and 8 of this Report and those financial statements and notes thereto listed above.

      (2) The Accountants' Report on Consolidated Financial Statements and the following Financial Statement Schedule of the Company is included as part of this Report at Item 8 hereof:

             Schedule II.        Valuation and Qualifying Accounts -
                                 years ended December 31, 1995, 1994, and 1993.

             All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

      (3) The exhibits shown in "Index to Exhibits" are filed as a part of this Report.

(b)   Reports on Form 8-K
      -------------------

      During the fiscal quarter ended December 31, 1995, the Company filed no report on Form 8-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUFFY CORPORATION
By /s/ Richard L. Molen                           Date:  March 19, 1996
  --------------------------
     Richard L. Molen
     Chairman of the Board, President
     and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Richard L. Molen                              Date:  March 19, 1996
----------------------------
Richard L. Molen
Chairman of the Board, President and
Chief Executive Officer and Director
(Principal Executive Officer)


/s/ Thomas A. Frederick                           Date:  March 19, 1996
----------------------------
Thomas A. Frederick
Vice President - Finance and Chief
Financial Officer (Principal
Financial Officer)


/s/ Timothy G. Howard                             Date:  March 19, 1996
----------------------------
Timothy G. Howard
Vice President - Controller
(Principal Accounting Officer)


/s/ Thomas D. Gleason                             Date:  February 14, 1996
----------------------------
Thomas D. Gleason, Director


/s/ William K. Hall                               Date:  February 14, 1996
---------------------------
William K. Hall, Director


/s/ Stephen P. Huffman                            Date:  February 14, 1996
---------------------------
Stephen P. Huffman, Director


/s/ Linda B. Keene                                Date:  February 14, 1996
---------------------------
Linda B. Keene, Director




/s/ Jack D. Michaels                       Date:  February 14, 1996
----------------------------
Jack D. Michaels, Director


/s/ Donald K. Miller                       Date:  February 14, 1996
----------------------------
Donald K. Miller, Director


/s/ James F. Robeson                       Date:  February 14, 1996
----------------------------
James F. Robeson, Director


/s/ Patrick W. Rooney                      Date:  February 14, 1996
----------------------------
Patrick W. Rooney, Director


/s/ Geoffrey W. Smith                      Date:  February 14, 1996
----------------------------
Geoffrey W. Smith, Director


/s/ Thomas C. Sullivan                     Date:  February 14, 1996
---------------------------
Thomas C. Sullivan, Director


/s/ Fred G. Wall                           Date:  February 14, 1996
----------------------------
Fred G. Wall, Director


                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

                        ON FINANCIAL STATEMENT SCHEDULE
                        -------------------------------

The Board of Directors,
Huffy Corporation:

Under date of February 15, 1996, we reported on the consolidated balance sheets of Huffy Corporation and subsidiaries as of December 31, 1995, and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in Part IV, Item 14(a)(2) of Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                               /s/ KPMG Peat Marwick LLP
                                               -------------------------
                                                   KPMG PEAT MARWICK LLP
Cincinnati, Ohio
February 15, 1996        ____________________________


                         INDEPENDENT AUDITORS' CONSENT
                         -----------------------------

The Board of Directors,
Huffy Corporation:

We consent to the incorporation by reference in the Registration Statements, and the Prospectuses constituting part thereof, of (i) the Form S-8 Registration Statement (No. 2-95128) pertaining to the 1984 Stock Option Plan;
(ii) the Form S-8 Registration Statement (No. 33-25487) pertaining to the 1988 Stock Option Plan and Restricted Share Plan; (iii) the Form S-8 Registration Statement (No. 33-25143) pertaining to the 1987 Director Stock Option Plan;
(iv) the Form S-8 Registration Statement (Nos. 33-28811, 33-42724) pertaining to the 1989 Employee Stock Purchase Plan; (v) the Form S-8 Registration Statement (No. 33-44571) pertaining to five company savings plans and (vi) the Form S-8 Registration Statement (No. 33-60900) pertaining to the W.I.S. Savings Plan of our report dated February 15, 1996, relating to the consolidated balance sheets of Huffy Corporation and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, which report appears in the 1995 Annual Report to Shareholders, which is incorporated by reference in the Company's 1995 Annual Report on Form 10-K and our report dated February 15, 1996, relating to the financial statement schedule for each of the years in the three-year period ended December 31, 1995, which report appears in the Company's 1995 Annual Report on Form 10-K. Our report refers to a change in the method of accounting for postemployment benefits in 1993.

                                               /s/ KPMG Peat Marwick LLP
                                               ------------------------
                                                  KPMG PEAT MARWICK LLP

Cincinnati, Ohio
March 18, 1996

                               HUFFY CORPORATION
                 CONSOLIDATED FINANCIAL STATEMENT SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                        (DOLLAR AMOUNTS IN THOUSANDS)





                                                    BALANCE AT          ADDITIONS CHARGED                               BALANCE
                                                    BEGINNING             TO COSTS AND              DEDUCTIONS          AT END
                                                    OF PERIOD               EXPENSES                  (NOTE)           OF PERIOD
                                                    -----------          -----------------          ------------       -----------

 Reserves deducted from assets to which they apply:
   Allowance for doubtful accounts:

     Year ended December 31, 1995                   $1,783                     726                     (720)             1,789

     Year ended December 31, 1994                   $2,382                     -                       (599)             1,783

     Year ended December 31, 1993                   $2,208                   1,921                   (1,747)             2,382

   Inventory obsolescence:

     Year ended December 31, 1995                   $2,843                   2,902                   (3,427)             2,318

     Year ended December 31, 1994                   $6,171                   2,083                   (5,411)             2,843

     Year ended December 31, 1993                   $1,108                   7,430[1]                (2,367)             6,171[1]

   Reserves which support the balance sheet caption, Reserves
   Restructuring Reserve:

     Year ended December 31, 1995                   $2,033                   2,152[2]                (2,355)            1,830

     Year ended December 31, 1994                   $9,296                      -                    (7,263)            2,033

     Year ended December 31, 1993                      -0-                   9,296[3]                  -                9,296

Note:   Represents accounts written off, less recoveries for allowance for doubtful accounts.
        Represents inventory written off, less scrap value for inventory obsolescence.

------------

[1]Includes $4,080 of charges for estimated obsolete inventory as a result of the decision to restructure the Company's lawn and garden tools business.
[2]Represents net restructure charge for personnel reductions and the negotiation of a concessionary labor contract.
[3]Represents estimated charges relating to the restructuring of the Company's lawn and garden tools business.


                              INDEX TO EXHIBITS
                              -----------------

Exhibit                                                                                          Form 10-K
   No.                                                                                           Exhibits
-------       ------------------------------------------------------------------                 ---------
   3.a        Amended Articles of Incorporation, dated June 16, 1995,                               *
              incorporated by reference to Exhibit (3)(i) to Form 10-Q for the quarter ended June 30, 1995

   3.b        Code of Regulations, as amended, dated April 28, 1995, incorporated                   *
              by reference to Exhibit (3)(ii) to Form 10-Q for the quarter ended
              June 30, 1995

   4.a        Specimen Common Stock Certificate of Huffy Corporation                               ***

   4.b        Note Purchase Agreement, dated June 24, 1988, among Huffy                             *
              Corporation, The Prudential Insurance Company of America and Pruco
              Life Insurance Company, incorporated by reference to Exhibit (4) to
              Form 10-Q for the fiscal quarter ended June 30, 1988

   4.c        Amendment, dated as of December 20, 1993, to Note Purchase                            *
              Agreement, dated June 24, 1988, among Huffy Corporation, The
              Prudential Insurance Company of America and Pruco Life Insurance
              Company, incorporated by reference to Exhibit (4)(c) to Form 10-K for the fiscal year ended December 31, 1993

   4.d        Rights Agreement, dated as of December 16, 1988, between Huffy                        *
              Corporation and Bank One, Indianapolis, National Association,
              incorporated by reference to Exhibit (4)(n) to Form 10-K for the fiscal year ended December 31, 1988

   4.e        Amendment, dated as of August 23, 1991, to Rights Agreement, dated                    *
              as of December 16, 1988, between Huffy Corporation and Bank One,
              Indianapolis, National Association, incorporated by reference to
              Form 8-K, dated August 23, 1991


   4.f        Amendment, dated as of December 9, 1994, to Rights Agreement, dated                   *
              as of December 16, 1988, as amended August 23, 1991, between Huffy
              Corporation and Bank One, Indianapolis, National Association,
              incorporated by reference to Form 8-K, dated December 22, 1994

   4.g        Note Agreement, dated as of December 1, 1990, among Huffy                             *
              Corporation and Nationwide Life Insurance Company, Employees Life
              Insurance Company of Wausaw and Financial Horizons Life Insurance
              Company in connection with the issuance and sale of $30,000,000
              Huffy Corporation 9.62% Senior Notes, Series A, due December 1,
              2000, incorporated by reference to Exhibit (4)(j) to Form 10-K for the fiscal year ended December 31, 1990

------------

 *  Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the
    Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1995.



      4.h              Credit Agreement, dated as of April 21, 1992, among Huffy                             *
                       Corporation, Bank One, Dayton, N.A., NBD Bank, N.A., Security
                       Pacific National Bank, and Society National Bank, individually and as agent, in connection with revolving loans up to an aggregate amount of $50,000,000 to Huffy Corporation, incorporated by reference to Exhibit (4)(g) to Form 10-K for the fiscal year ended
                       December 31, 1992

     10.a              Lease, effective as of October 29, 1992, between SELCO Service                        *
                       Corporation and Gerry Baby Products Company, incorporated by reference to Exhibit (10)(b) to Form 10-K for the fiscal year ended
                       December 31, 1992

     10.b              Lease, effective as of December 29, 1993, between SELCO Service                       *
                       Corporation and Huffy Corporation, incorporated by reference to
                       Exhibit (10)(c) to Form 10-K for the fiscal year ended December 31,
                       1993

     10.c              Special Deferred Compensation Agreements, as amended, between Huffy                   *
                       Corporation and certain of its officers and key employees, in substantially the forms incorporated by reference to Exhibit (ix)
                       to Form 10-K for the fiscal year ended June 24, 1977, to Exhibit
                       (2) to Form 10-Q for the fiscal quarter ended September 23, 1983, and to Exhibit (19)(c) to Form 10-Q for the fiscal quarter ended
                       September 30, 1986

     10.d              Deferred Compensation Agreements, as amended, between Huffy                           *
                       Corporation and certain of its officers and key employees, in substantially the forms incorporated by reference to Exhibit (vi)
                       to Form 10-K for the fiscal year ended June 29, 1979, and to
                       Exhibit (3) to Form 10-Q for the fiscal quarter ended September 23,
                       1983

     10.e              Deferred Compensation Agreement For Director, as amended, between                     *
                       Huffy Corporation and certain of its directors, in substantially the forms incorporated by reference to Exhibit (x) to Form 10-K for the fiscal year ended June 27, 1980, as amended, and to Exhibit (1)
                       to Form 10-Q for the fiscal quarter ended September 23, 1983

     10.f              Form of Amendment to Deferred Compensation Agreement For Director,                    *
                       as amended, dated as of April 30, 1991, between Huffy Corporation and a director, incorporated by reference to Exhibit (10)(o) to
                       Form 10-K for the fiscal year ended December  31, 1991

     10.g              Form of Deferred Compensation Agreement for Director, incorporated                    *
                       by reference to Exhibit (10)(p) to Form 10-K for the fiscal year ended December 31, 1991
------------

 *  Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the
    Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1995.


   10.h               Severance Pay Agreements, between Huffy Corporation and certain of                    *
                      its officers, as amended, in substantially the forms incorporated by reference to Exhibit (xi) to Form 10-K for the fiscal year ended
                      June 27, 1980, and to Exhibit 10(n) to Form 10-K for the fiscal year ended June 26, 1981

   10.i               Severance Pay Agreements, dated June 30, 1986, between Huffy                          *
                      Corporation and certain of its officers, in substantially the form incorporated by reference to Exhibit (19)(a) to Form 10-Q for the fiscal quarter ended June 30, 1986

   10.j               Description of Executive Medical Reimbursement Plan between Huffy                     *
                      Corporation and certain executive officers and key employees, incorporated by reference to Exhibit (10)(n) to Form 10-K for the fiscal year ended December 31, 1989

   10.k               Long Term Incentive Compensation Program                                             ***

   10.l               Huffy Corporation 1984 Stock Option Plan, as amended, incorporated                    *
                      by reference to Exhibit A to the Company's Proxy Statement, dated
                      September 13, 1984, for the Annual Meeting of Shareholders held
                      October 19, 1984, and to Exhibit B to the Company's Proxy
                      Statement, dated March 13, 1992, for the Annual Meeting of
                      Shareholders held April 24, 1992

   10.m               Huffy Corporation Capital Accumulation Plan Participation                             *
                      Agreement, between Huffy Corporation and certain of its officers, in substantially the forms incorporated by reference to
                      Exhibit (19)(a) to Form 10-Q for the fiscal quarter ended
                      September 30, 1985, and to Exhibit 19(b) to Form 10-Q for the
                      fiscal quarter ended September 30, 1986

   10.n               Huffy Corporation Capital Accumulation Program Participation                          *
                      Agreement, between Huffy Corporation and certain of its directors, in substantially the forms incorporated by reference to
                      Exhibit (19)(b) to Form 10-Q for the fiscal quarter ended
                      September 30, 1985, and to Exhibit 19(b) to Form 10-Q for the
                      fiscal quarter ended June 30, 1986

   10.o               Huffy Corporation 1993 CEO Long-Term Performance Plan, effective as                   *
                      of January 1, 1993, between Huffy Corporation and Richard L. Molen, incorporated by reference to Exhibit (10) to Form 10-Q for the fiscal quarter ended June 30, 1993

   10.p               Description of supplemental group life insurance arrangement                          *
                      between Huffy Corporation and certain officers and key employees, incorporated by reference to Exhibit (10)(aa) to Form 10-K for the fiscal year ended December 31, 1991
-------------

 *  Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the
    Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1995.


    10.q               Description of financial planning and tax preparation services                        *
                       between Huffy Corporation and certain officers and key employees, incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended December 31, 1993

    10.r               Profit Sharing Bonus Plan of Huffy Corporation for 1995                              ***

    10.s               1987 Restricted Stock Unit Agreement, dated as of January 1, 1987,                    *
                       between Huffy Corporation and Richard L. Molen, incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended December 31, 1991

    10.t               Amendment No. 1 to 1987 Restricted Stock Unit Agreement dated July                    *
                       12, 1988, between Huffy Corporation and Richard L. Molen,
                       incorporated by reference to Exhibit (10)(cc) to Form 10-K for the fiscal year ended December 31, 1988

    10.u               Amendment No. 2 to 1987 Restricted Stock Unit Agreement, dated as                     *
                       of April 30, 1991, between Huffy Corporation and Richard L. Molen, incorporated by reference to Exhibit (10)(ff) to Form 10-K for the fiscal year ended December 31, 1991

    10.v               Amendment No. 3 to 1987 Restricted Stock Unit Agreement dated as of                   *
                       July 12, 1991, between Huffy Corporation and Richard L. Molen, incorporated by reference to Exhibit (10)(gg) to Form 10-K for the fiscal year ended December 31, 1991

    10.w               Supplemental/Excess Benefit Plan, dated as of January 1, 1988,                        *
                       incorporated by reference to Exhibit (10)(aa) to Form 10-K for the fiscal year ended December 31, 1987

    10.x               First Amendment to Huffy Corporation Supplemental/Excess Benefit                      *
                       Plan, effective as of January 1, 1988, incorporated by reference to
                       Exhibit (10)(ee) to Form 10-K for the fiscal year ended December
                       31, 1990

    10.y               Second Amendment to Huffy Corporation Supplemental/Excess Benefit                     *
                       Plan, dated as of June 30, 1991, incorporated by reference to
                       Exhibit (10)(y) to Form 10-K for the fiscal year ended December 31,
                       1994

    10.z               Third Amendment to Huffy Corporation Supplemental/Excess Benefit                      *
                       Plan, dated as of June 27, 1994, incorporated by reference to
                       Exhibit (10)(2) to Form 10-K for the fiscal year ended December 31,
                       1994

    10.aa              Huffy Corporation Master Benefit Trust Agreement as Restated, dated                  ***
                       June 9, 1995

------------

 *  Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the
    Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1995.

  10.bb              Huffy Corporation 1987 Director Stock Option Plan, incorporated by                      *
                     reference to Exhibit 19(a) to Form 10-Q for the fiscal quarter ended June 30, 1988

  10.cc              First Amendment to Huffy Corporation 1987 Director Stock Option                         *
                     Plan, effective as of April 30, 1991, incorporated by reference to
                     Exhibit (10)(nn) to Form 10-K for the fiscal year ended
                     December 31, 1991

  10.dd              Second Amendment to Huffy Corporation 1987 Director Stock Option                        *
                     Plan, effective as of December 15, 1991, incorporated by reference to Exhibit (10)(oo) to Form 10-K for the fiscal year ended December
                     31, 1991

  10.ee              Huffy Corporation 1988 Stock Option Plan and Restricted Share Plan,                     *
                     as amended, incorporated by reference to Exhibit 19(b) to Form 10-Q for the fiscal quarter ended June 30, 1988, and to Exhibit A to the
                     Company's Proxy Statement dated March 13, 1992 for the Annual
                     Meeting of Shareholders held April 24, 1992

  10.ff              Huffy Corporation 1990 Directors' Retirement Plan incorporated by                       *
                     reference to Exhibit (10)(qq) to Form 10-K for the fiscal year ended December 31, 1991

  10.gg              Description of Huffy Corporation Executive Automobile Policy                            *
                     incorporated by reference to Exhibit (10)(ii) to Form 10-K for the fiscal year ended December 31, 1994
OTHER FILINGS
-------------

  13                 Certain sections of the Annual Report to Shareholders for fiscal                       ***
                     year ended December 31, 1995

  19                 Schedule of certain documents substantially identical to filed                         ***
                     documents with parties thereto and other material differing details


------------

 *  Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the
    Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1995.



22                          List of all direct and indirect Subsidiaries of the registrant:

                                                                         Jurisdiction in
                           Name of Subsidiary                          which Incorporated
                           ------------------                          ------------------

                           Gerry Baby Products Company                 Delaware
                           Huffy FSC, Inc.                             Virgin Islands
                           Huffy International Finance, N.V.           Netherland Antilles
                           Huffy Service First, Inc.                   Ohio
                           Gerry Wood Products Company                 Wisconsin
                           Snugli-Canada, Ltd.                         British Columbia, Canada
                           The Huffman Manufacturing Company           Ohio
                           True Temper Hardware Company                Ohio
                           True Temper Limited                         Whites Cross, Cork, Ireland
                           Washington Inventory Service                California

27                         Financial Data Schedules                                                           ***

------------

 *  Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the
    Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1995.
