Form 10-Q
period 1996-03-31
HUFFY CORP
filed 1996-05-09
CIK 225463

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                March 31, 1996
                 --------------------------------------------------------------
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  -----------------------------
Commission file number         1-5325
                      ---------------------------------------------------------

                                Huffy Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                              31-0326270
- ------------------------------                             -------------------
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

                                                  Yes     No
                                                     ----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding Shares:      13,509,703              as of          April 30, 1996
                    -----------------------------     -------------------------


"Index of Exhibits" is page 10 herein                             Page 1 of 10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).  COMPANY FOR WHICH REPORT IS FILED:
         --------------------


                                HUFFY CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar Amounts in Thousands, Except Per Share Data)

                                                                     Three Months Ended
                                                                          March 31,
                                                       ----------------------------------------------
                                                              1996                       1995
                                                       -------------------       --------------------

Net sales                                              $           186,533       $            200,653
Cost of sales                                                      151,710                    164,227
                                                       -------------------       --------------------

            Gross profit                                            34,823                     36,426

Selling, general and
     administrative expenses                                        28,005                     27,006
                                                       -------------------       --------------------

            Operating profit                                         6,818                      9,420

Other expense
        Interest expense                                             1,797                      2,309
        Interest income                                                (17)                       (43)
        Other                                                           62                        (53)
                                                       -------------------       --------------------

Earnings before income taxes                                         4,976                      7,207

Income taxes                                                         2,056                      2,792
                                                       -------------------       --------------------

        Net earnings                                                 2,920                      4,415
                                                       ===================       ====================

Earnings per common share:

        Weighted average
            number of common
            shares                                              13,461,328                 13,409,386
                                                       ===================       ====================

        Net earnings per                               $              0.22       $               0.33
            common share
                                                       ===================       ====================



See accompanying notes to interim consolidated financial statements.
                                                                 Page 2 of 10

                                HUFFY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts In Thousands)


                                                                    March 31,                 December 31,
                                                                     1996                         1995
                                                            ----------------------       ----------------------
ASSETS

Current assets:
    Cash and cash equivalents                               $                  420       $                2,558
    Accounts and notes receivable, net                                     137,864                       81,242
    Inventories                                                             75,734                       65,175
    Prepaid expenses and federal income taxes                               13,275                       14,463
                                                            ----------------------       ----------------------

           Total current assets                                            227,293                      163,438
                                                            ----------------------       ----------------------

Property, plant and equipment, at cost                                     216,166                      214,240
    Less accumulated depreciation and amortization                        (125,360)                    (121,149)
                                                            ----------------------       ----------------------

           Net property, plant and equipment                                90,806                       93,091

Excess of cost over net assets acquired, net                                24,754                       24,953
Deferred federal income taxes                                                9,166                        9,166
Other assets                                                                 7,336                        7,898
                                                            ----------------------       ----------------------

                                                            $              359,355       $              298,546
                                                            ======================       ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
    Notes payable                                                           33,840                        5,750
    Current installments of long-term obligations                            7,731                        7,685
    Accounts payable                                                        66,886                       39,856
    Accrued expenses and other current liabilities                          48,270                       47,058
                                                            ----------------------       ----------------------

           Total current liabilities                                       156,727                      100,349
                                                            ----------------------       ----------------------

Long-term obligations, less current installments                            51,150                       51,236
Other long-term liabilities                                                 33,237                       30,857
                                                            ----------------------       ----------------------

           Total liabilities                                               241,114                      182,442
                                                            ----------------------       ----------------------

Shareholders' equity:
    Preferred stock                                                             --                           --
    Common stock                                                            16,256                       16,213
    Additional paid-in capital                                              60,888                       60,644
    Retained earnings                                                       77,551                       75,701

    Less:  cost of treasury shares                                         (36,454)                     (36,454)
                                                            ----------------------       ----------------------

           Total shareholders' equity                                      118,241                      116,104
                                                            ----------------------       ----------------------

                                                            $              359,355       $              298,546
                                                            ======================       ======================


See accompanying notes to interim consolidated financial statements.
                                                                 Page 3 of 10

                                HUFFY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                             ---------------------------------------------------
                                                                                      1996                         1995
                                                                             ----------------------       ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                                 $                2,920       $                4,415

Adjustments to reconcile net earnings to net cash used in operating activities:

    Depreciation and amortization                                                             6,173                        5,795
    Loss on sale of property, plant and equipment                                                 8                           --
    Changes in assets and liabilities:
        Accounts and notes receivable, net                                                  (56,622)                     (43,235)
        Inventories                                                                         (10,559)                     (17,847)
        Prepaid expenses and Federal income taxes                                             1,188                        1,089
        Other assets                                                                            187                         (355)
        Accounts payable                                                                     27,030                       27,468
        Accrued expenses and other current liabilities                                        1,209                       (5,255)
        Other long-term liabilities                                                           2,380                          424
        Other                                                                                    76                          (69)
                                                                             ----------------------       ----------------------

        Net cash used in operating activities                                               (26,010)                     (27,570)
================================================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                                     (3,328)                      (8,901)
    Proceeds from sale of property, plant and equipment                                           6                            8
                                                                             ----------------------       ----------------------

        Net cash used in investing activities                                                (3,322)                      (8,893)
================================================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:

    Net increase (decrease) in short-term borrowings                                         28,090                       43,020
    Issuance of long-term obligations                                                            --                           30
    Reduction of long-term debt                                                                 (40)                         (19)
    Issuance of common shares                                                                   287                          487
    Purchase of treasury shares                                                                  --                       (2,447)
    Dividends paid                                                                           (1,143)                      (1,138)
                                                                             ----------------------       ----------------------

        Net cash provided by financing activities                                            27,194                       39,933
================================================================================================================================

Net change in cash and cash equivalents                                                      (2,138)                       3,470
Cash and cash equivalents:

        Beginning of the year                                                                 2,558                        1,604
                                                                             ----------------------       ----------------------

        End of the three month period                                        $                  420       $                5,074
================================================================================================================================


See accompanying notes to interim consolidated financial statements.
                                                                  Page 4 of 10

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar Amounts in Thousands)



Note 1: Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Shareholders for the year ended December 31, 1995 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Huffy Corporation as of March 31, 1996. All such adjustments are of a normal recurring nature.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------


                        THREE MONTHS ENDED MARCH 31, 1996
                                 COMPARED TO THE
                        THREE MONTHS ENDED MARCH 31, 1995
              (Dollar Amounts in Thousands, Except Per Share Data)


NET EARNINGS
- ------------
Net earnings for Huffy Corporation ("Huffy" or "Company") for the quarter ended March 31, 1996 were $2,920, compared to $4,415 for the same period last year. Net earnings per share for the first quarter of 1996 were $.22 per common share compared to $.33 per share for the same period in 1995. The decrease in net earnings occurred in the Consumer Products segment, primarily as a result of lower unit volume at Huffy Bicycle Company. This decrease in the Consumer Products segment was partially offset by an increase in net earnings in the Services for Retail segment. Washington Inventory Service had increased earnings due primarily to the reduction of field operating expenses. Additionally, 1995 net earnings benefitted from a $1,587 pre-tax reduction in environmental reserves resulting from the favorable resolution of certain contractual issues in the first quarter of 1995.

NET SALES
- ---------
Net sales for the quarter ended March 31, 1996 were $186,533, down slightly from the net sales level of $200,653 for the same quarter in 1995. All of the Company's businesses, with the exception of Huffy Bicycle Company, exceeded 1995 sales levels. Huffy Bicycle Company had decreased sales due primarily to lower unit volume caused by unit sales for large promotions run in the first quarter of 1995 which were not repeated in the first quarter of 1996. In the Services for Retail segment, Huffy Service First had increased sales and market share in the merchandising and in-home assembly services businesses.

GROSS PROFIT
- ------------
Gross profit for the quarter ended March 31, 1996 was $34,823, down slightly from the $36,426 achieved in the first quarter of 1995. Expressed as a percentage of net sales, gross profit for the first quarter of 1996 was 18.7% compared to 18.2% for the first quarter of 1995. The increase in gross profit as a percentage of sales in the Consumer Products segment occurred primarily at Huffy Bicycle Company. Huffy Bicycle Company had lower unit shipments which decreased gross profit dollars but gross profit as a percentage of net sales increased with improved productivity at the Farmington, Missouri facility and lower labor costs at the Celina, Ohio facility. In the Services for Retail segment, gross margin as a percentage of net sales was higher due primarily to improved labor efficiency at Washington Inventory Service.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- --------------------------------------------
Selling, general and administrative expenses were $28,005 for the first quarter of 1996, compared to $27,006 for the same period of 1995. Expressed as a percentage of net sales, selling, general and administrative expenses were 15.0% for the first quarter of 1996 versus 13.5% for the same period in 1995. The increase in selling, general and administrative expenses is due primarily to increased advertising expense. This increase was partially offset by reduced fixed overhead expenses as a result of the 1995 restructure of the fixed overhead structure of Huffy Bicycle Company and the Company's Corporate staff.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
There have been no other significant changes in the Company's liquidity and capital resources as of March 31, 1996 from those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The Company's balance sheet reflects fluctuations in both current assets and current liabilities attributable to seasonal changes in the operations of its businesses.

INTEREST EXPENSE
- ----------------
Interest expense for the first quarter of 1996 was $1,797, which is $512 or 22.2% lower than the first quarter of 1995. This decrease is due primarily to principal reductions in long-term debt and lower short-term debt balances. Lower short-term borrowings are a result of reduced inventory and accounts receivable levels.

PART II -- OTHER INFORMATION

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

           The Annual Meeting of Shareholders of the Company was held on April 26, 1996. At such meeting the Shareholders of the Company elected as Directors Jack D. Michaels, James F. Robeson, and Patrick W. Rooney, each for a three year term expiring in 1999, and Joseph P. Viviano for a one year term expiring in 1997. Shares were voted as follows:
           FOR: Jack D. Michaels (11,863,590), James F. Robeson (11,868,588), Patrick W. Rooney (11,861,026), and Joseph P. Viviano (11,862,829); WITHHELD (INCLUDING BROKER NON-VOTES): Jack D. Michaels (137,907), James F. Robeson (132,914), Patrick W. Rooney (140,471), and Joseph
           P. Viviano (138,668).

           In addition, the Shareholders approved a proposal to amend the 1988 Stock Option Plan and Restricted Share Plan to increase the number of shares available under such Plan in a vote in which 8,383,253 shares were voted for the amendment, 3,499,809 cast against, and 118,435 cast to abstain (including broker non-votes).

           Further, the Shareholders also ratified the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for calendar year 1996. In connection with such ratification, there were 11,908,945 shares voted for ratification, 37,079 cast against, and 55,473 cast to abstain (including broker non-votes).

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


                                          HUFFY CORPORATION, registrant



             May 8, 1996                     /s/ Timothy G. Howard
- --------------------------------          -------------------------------------
Date                                      Timothy G. Howard
                                          Vice President - Corporate Controller
                                          (Principal Accounting Officer)

                                INDEX OF EXHIBITS


Exhibit
  No.                                       Item
  ---                              ------------------------------------------

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


                                          HUFFY CORPORATION, registrant



             May 8, 1996
- ---------------------------------         ------------------------------------
Date                                      Timothy G. Howard
                                          Vice President - Corporate Controller
                                          (Principal Accounting Officer)