Form 10-Q
period 1996-06-30
HUFFY CORP
filed 1996-08-12
CIK 225463

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended           June 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________________

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

                                                  Yes      No
                                                      ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding Shares:       13,471,542        as of       August 5, 1996
                    -------------------             -----------------------


"Index of Exhibits" is page 10 herein                              Page 1 of 10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).  COMPANY FOR WHICH REPORT IS FILED:

                                HUFFY CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar Amounts in Thousands, Except Per Share Data)

                                           Three Months Ended                      Six Months Ended
                                                June 30,                               June 30,
                                     ------------------------------          ------------------------------
                                           1996              1995                   1996             1995
                                     ------------      ------------          ------------      ------------
Net sales                            $    199,555      $    200,401          $    386,088      $    401,054
Cost of sales                             162,333           170,545               314,043           334,772
                                     ------------      ------------          ------------      ------------

            Gross profit                   37,222            29,856                72,045            66,282

Selling, general and
     administrative expenses               28,834            24,818                56,839            51,824
Restructuring costs                            --             2,115                    --             2,115
                                     ------------      ------------          ------------      ------------

            Operating profit                8,388             2,923                15,206            12,343

Other expense (income)
        Interest expense                    2,022             2,232                 3,819             4,541
        Interest income                      (21)              (23)                  (38)              (66)
        Other                               (279)                53                 (217)                --
                                     ------------      ------------          ------------      ------------

Earnings before income taxes                6,666               661                11,642             7,868

Income taxes                                2,068               312                 4,124             3,104
                                     ------------      ------------          ------------      ------------

        Net earnings                        4,598               349                 7,518             4,764
                                     ============      ============          ============      ============

Earnings per common share:
        Weighted average
            number of common
            shares                     13,513,558        13,419,071            13,487,457        13,414,229
                                     ============      ============          ============      ============

        Net earnings per                    $0.34             $0.03                 $0.56             $0.36
            common share             ============      ============          ============      ============

See accompanying notes to interim consolidated financial statements.

                                HUFFY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts In Thousands)

                                                                                June 30,      December 31,
                                                                                  1996            1995
                                                                             -----------      ------------
ASSETS

Current assets:
    Cash and cash equivalents                                                $       112      $    2,558
    Accounts and notes receivable, net                                           116,256          81,242
    Inventories                                                                   74,942          65,175
    Prepaid expenses and federal income taxes                                     13,097          14,463
                                                                             -----------      ----------

           Total current assets                                                  204,407         163,438
                                                                             -----------      ----------

Property, plant and equipment, at cost                                           220,086         214,240
    Less accumulated depreciation and amortization                              (130,767)       (121,149)
                                                                             -----------      ----------

           Net property, plant and equipment                                      89,319          93,091

Excess of cost over net assets acquired, net                                      24,555          24,953
Deferred federal income taxes                                                      9,166           9,166
Other assets                                                                       7,467           7,898
                                                                             -----------      ----------

                                                                             $   334,914      $  298,546
                                                                             ===========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                                  8,670           5,750
    Current installments of long-term obligations                                  7,625           7,685
    Accounts payable                                                              57,644          39,856
    Accrued expenses and other current liabilities                                53,769          47,058
                                                                             -----------      ----------

           Total current liabilities                                             127,708         100,349
                                                                             -----------      ----------

Long-term obligations, less current installments                                  51,132          51,236
Other long-term liabilities                                                       33,964          30,857
                                                                             -----------      ----------

           Total liabilities                                                     212,804         182,442
                                                                             -----------      ----------

Shareholders' equity:
    Preferred stock                                                                   --              --
    Common stock                                                                  16,298          16,213
    Additional paid-in capital                                                    61,251          60,644
    Retained earnings                                                             81,015          75,701

    Less:  cost of treasury shares                                               (36,454)        (36,454)
                                                                             -----------      ----------

           Total shareholders' equity                                            122,110         116,104
                                                                             -----------      ----------

                                                                             $   334,914      $  298,546
                                                                             ===========      ==========

See accompanying notes to interim consolidated financial statements.

                                HUFFY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)

                                                                                Six Months Ended
                                                                                    June 30,

                                                                             -------------------------
                                                                                 1996         1995
                                                                             -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                                 $    7,518     $   4,764

Adjustments to reconcile net earnings to net cash used in operating activities:

    Provision for restructuring                                                      --         2,115
    Depreciation and amortization                                                12,155        11,682
    Loss on sale of property, plant and equipment                                    --             7
    Changes in assets and liabilities:
        Accounts and notes receivable, net                                     (35,014)       (19,068)
        Inventories                                                             (9,767)        (2,559)
        Prepaid expenses and Federal income taxes                                 1,366           882
        Other assets                                                              (286)          (596)
        Accounts payable                                                         17,788         11,501
        Accrued expenses and other current liabilities                            6,704        (6,564)
        Other long-term liabilities                                               3,107           604
        Other                                                                        94           109
                                                                             ----------      --------

        Net cash provided by operating activities                                 3,665         2,877

=======================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                        (7,284)       (15,477)
    Proceeds from sale of property, plant and equipment                              16            12
                                                                             ----------       --------
        Net cash used in investing activities                                   (7,268)       (15,465)

=======================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:

    Net increase (decrease) in short-term borrowings                              2,920        17,890
    Issuance of long-term obligations                                                 3            38
    Reduction of long-term debt                                                   (167)           (49)
    Issuance of common shares                                                       692           308
    Purchase of treasury shares                                                      --        (2,447)
    Dividends paid                                                              (2,291)        (2,290)
                                                                             ----------       --------
        Net cash provided by financing activities                                 1,157        13,450

=======================================================================================================

Net change in cash and cash equivalents                                         (2,446)           862
Cash and cash equivalents:

        Beginning of the year                                                     2,558         1,604
                                                                             ----------      --------

        End of the six month period                                          $      112     $   2,466
=======================================================================================================

See accompanying notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar Amounts in Thousands)

Note 1: Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Shareholders for the year ended December 31, 1995 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Huffy Corporation as of June 30, 1996. All such adjustments are of a normal recurring nature.

Note 2: Inventories of Huffy Bicycle Company and Huffy Sports Company are valued using the dollar value LIFO method and, as a result, it is impractical to separate inventory values between raw materials, work-in-process and finished products on an interim basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    THREE AND SIX MONTHS ENDED JUNE 30, 1996
                                 COMPARED TO THE
                    THREE AND SIX MONTHS ENDED JUNE 30, 1995
                 (Dollar Amounts in Thousands, Except Per Share
                               Data)

NET EARNINGS

Net earnings for Huffy Corporation ("Huffy" or "Company") for the quarter ended June 30, 1996 were $4,598, compared to $349 for the same period last year. Net earnings per share for the second quarter of 1996 were $0.34 per common share compared to $0.03 per share for the same period in 1995. Earnings for the second quarter of 1995 included a charge of $2,115, or $0.10 per common share, to reflect the cost to reduce the fixed cost employment structure at Huffy Bicycle Company, and to reengineer and reduce the Company's corporate office staff. The increase in net earnings is primarily due to a company-wide focus on low cost production and increased sales of both lawn and garden and juvenile products.

Net earnings for the six months ended June 30, 1996 were $7,518, compared to $4,764 for the same period last year. Net earnings per common share for the six months ended June 30, 1996 were $0.56 per common share, compared to $0.36 per common share for the same period last year. Net earnings for 1995 include a one-time restructuring charge of $2,115, or $0.10 per common share.

NET SALES

Net sales for the quarter ended June 30, 1996 were $199,555, down slightly from the net sales level of $200,401 for the same quarter in 1995. Net sales for the six months ended June 30, 1996 were $386,088, a 3.7% decrease from net sales of $401,054 for the same period last year. During the second quarter and for the six months ended June 30, 1996, net sales in the Consumer Products segment were positively impacted by increased sales at both True Temper Hardware Company and Gerry Baby Products Company reflecting market share gains as a result of new product introductions and increased market penetration in existing product lines. Net sales in this segment were negatively impacted by a heavier mix of juvenile and promotional products at Huffy Bicycle Company and lower demand at Huffy Sports Company, resulting from unseasonal weather during the Spring selling season. In the Services for Retail segment, net sales increased primarily as a result of continued market share gains in the non-bike and in-home assembly business at Huffy Service First and increased market penetration at Washington Inventory Service.

GROSS PROFIT

Gross profit for the quarter ended June 30, 1996 was $37,222, up from the $29,856 achieved in the second quarter of 1995. Expressed as a percentage of net sales, gross profit for the second quarter of 1996 was 18.7% compared to 14.9% for the second quarter of 1995. The increase in gross profit in the Consumer Products segment occurred primarily at Huffy Bicycle Company. Gross profit at Huffy Bicycle Company increased with improved productivity at the Farmington, Missouri facility and lower labor costs at the Celina, Ohio facility. The increase in gross profit dollars at Huffy Bicycle Company was partially offset by a decrease in gross profit dollars at Huffy Sports Company resulting from lower sales volume. In the Services for Retail segment, gross margin increased primarily due to improved labor efficiency at Washington Inventory Service.

Gross profit for the six months ended June 30, 1996 was $72,045, or 18.7% of net sales, versus $66,282, or 16.5% of net sales for the same period in 1995. In the Consumer Products segment the increase was due primarily to lower production costs at Huffy Bicycle Company and productivity gains at True Temper Hardware Company. In the Services for Retail segment gross profit margins improved from 1995 levels due primarily to increased productivity at Washington Inventory Service.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $28,834 for the second quarter of 1996, compared to $24,818 for the same period of 1995. For the six months ended June 30, 1996, selling, general and administrative expenses were $56,839 versus $51,824 for the same period in 1995. The increase in selling, general and administrative expense for the quarter and six months ended June 30, 1996 is primarily due to increased advertising expenditures in the Consumer Products segment and higher incentive compensation accruals.

LIQUIDITY AND CAPITAL RESOURCES

There have been no other significant changes in the Company's liquidity and capital resources as of June 30, 1996 from those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The Company's balance sheet reflects fluctuations in both current assets and current liabilities attributable to seasonal changes in the operations of its businesses.

INTEREST EXPENSE

Interest expense for the second quarter of 1996 was $2,022 versus $2,232 for the same quarter of 1995. Interest expense for the six months ended June 30, 1996 was $3,819, or $722 lower than interest expense for the same period of 1995. This decrease in interest expense is due primarily to principal reductions in long-term debt and reduced levels of short-term borrowings.

PART II -- OTHER INFORMATION

ITEM 6:          EXHIBITS AND REPORTS ON FORM 8-K

           a. Exhibits - The Exhibits, as shown in the "Index of Exhibits", attached hereto as page 10, are filed as a part of this Report.

           b. During the quarter ended June 30, 1996, the Company filed one report on Form 8-K, dated June 17, 1996, setting forth a cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HUFFY CORPORATION, registrant

      August 13, 1996                  /s/ Timothy G. Howard
- -------------------------------        ------------------------
Date                                   Timothy G. Howard
                                       Vice President - Corporate Controller
                                       (Principal Accounting Officer)

                                INDEX OF EXHIBITS

Exhibit
  No.                          Item
  (2)                   Not applicable

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