Form 10-Q
period 1996-09-30
HUFFY CORP
filed 1996-11-13
CIK 225463

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  September 30, 1996
                   -------------------------------------------------------------
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              -----------------    -----------------------------

Commission file number                       1-5325
                       ---------------------------------------------------------

                                Huffy Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                       31-0326270
--------------------------------                     -----------------
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

                                    No Change
  -----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                                     Yes      No
                                        ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding Shares:     13,419,328             as of   October 31, 1996
                    -------------------              ---------------------------

                    "Index of Exhibits" is page 9 herein
                                 Page 1 of 10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).  COMPANY FOR WHICH REPORT IS FILED:
         --------------------

                                                         HUFFY CORPORATION
                                                CONSOLIDATED STATEMENTS OF EARNINGS
                                       (Dollar Amounts in Thousands, Except Per Share Data)

                                                Three Months Ended                                Nine Months Ended
                                                  September 30,                                     September 30,
                                    ------------------------------------------       -------------------------------------------
                                           1996                    1995                     1996                    1995
                                    ------------------      ------------------       ------------------      -------------------
Net sales                           $          151,563      $          148,894       $          537,651      $           549,948
Cost of sales                                  127,082                 131,492                  441,125                  466,264
                                    ------------------      ------------------       ------------------      -------------------

            Gross profit                        24,481                  17,402                   96,526                   83,684

Selling, general and
     administrative expenses                    23,843                  23,284                   80,682                   75,108
Restructuring costs                                 --                   (275)                       --                    1,840
                                    ------------------      ------------------       ------------------      -------------------

            Operating income (loss)                638                 (5,607)                   15,844                    6,736

Other expense (income)
        Interest expense                         1,614                   1,821                    5,433                    6,362
        Interest income                            (29)                    (17)                     (67)                     (83)
        Other                                      108                      94                     (109)                      94
                                    ------------------      ------------------       ------------------      -------------------

Earnings (loss) before
     income taxes                              (1,055)                 (7,505)                   10,587                      363

Income tax expense (benefit)                     (797)                 (3,014)                    3,327                       90
                                    ------------------      ------------------       ------------------      -------------------

        Net earnings (loss)                      (258)                 (4,491)                    7,260                      273
                                    ==================      ==================       ==================      ===================

Earnings per common share:
        Weighted average
           number of common
           shares                          13,445,681              13,431,641               13,473,532               13,420,033
                                   ==================      ==================       ==================      ===================

        Net earnings (loss) per                ($0.02)                 ($0.33)                   $0.54                    $0.02
            common share
                                   ==================      ==================       ==================      ===================




     See accompanying notes to interim consolidated financial statements.
                                 Page 2 of 10


                                                         HUFFY CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                                   (Dollar Amounts In Thousands)

                                                                                 September 30,                 December 31,
                                                                                      1996                         1995
                                                                             ----------------------       ----------------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                $                1,509       $                2,558
    Accounts and notes receivable, net                                                       97,437                       81,242
    Inventories                                                                              83,334                       65,175
    Prepaid expenses and federal income taxes                                                14,834                       14,463
                                                                             ----------------------       ----------------------

           Total current assets                                                             197,114                      163,438
                                                                             ----------------------       ----------------------

Property, plant and equipment, at cost                                                      224,685                      214,240
    Less accumulated depreciation and amortization                                         (136,008)                    (121,149)
                                                                             ----------------------       ----------------------

           Net property, plant and equipment                                                 88,677                       93,091

Excess of cost over net assets acquired, net                                                 24,354                       24,953
Deferred federal income taxes                                                                 9,166                        9,166
Other assets                                                                                  7,944                        7,898
                                                                             ----------------------       ----------------------

                                                                             $              327,255       $              298,546
                                                                             ======================       ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Notes payable                                                                            17,530                        5,750
    Current installments of long-term obligations                                             7,332                        7,685
    Accounts payable                                                                         50,791                       39,856
    Accrued expenses and other current liabilities                                           52,024                       47,058
                                                                             ----------------------       ----------------------

           Total current liabilities                                                        127,677                      100,349
                                                                             ----------------------       ----------------------

Long-term obligations, less current installments                                             47,182                       51,236
Other long-term liabilities                                                                  33,499                       30,857
                                                                             ----------------------       ----------------------

           Total liabilities                                                                208,358                      182,442
                                                                             ----------------------       ----------------------

Shareholders' equity:
    Preferred stock                                                                              --                           --
    Common stock                                                                             16,302                       16,213
    Additional paid-in capital                                                               61,274                       60,644
    Retained earnings                                                                        79,516                       75,701
    Less:  cost of treasury shares                                                          (38,195)                     (36,454)
                                                                             ----------------------       ----------------------

           Total shareholders' equity                                                       118,897                      116,104
                                                                             ----------------------       ----------------------

                                                                             $              327,255       $              298,546
                                                                             ======================       ======================


     See accompanying notes to interim consolidated financial statements.
                                 Page 3 of 10


                                                         HUFFY CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Dollar Amounts in Thousands)
                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                             ---------------------------------------------------
                                                                                      1996                         1995
                                                                             ----------------------       ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                                 $                7,260       $                  273

Adjustments to reconcile net earnings to net cash provided by operating activities:

    Provision for restructuring                                                                  --                          212
    Depreciation and amortization                                                            17,803                       17,689
    Loss on sale of property, plant and equipment                                                --                            3
    Changes in assets and liabilities:
        Accounts and notes receivable, net                                                  (16,195)                       4,226
        Inventories                                                                         (18,159)                       3,496
        Prepaid expenses and Federal income taxes                                              (371)                         792
        Other assets                                                                           (967)                      (1,345)
        Accounts payable                                                                     10,935                         (295)
        Accrued expenses and other current liabilities                                        4,966                       (8,374)
        Other long-term liabilities                                                           2,642                          143
        Other                                                                                    (5)                          64
                                                                             ----------------------       ----------------------

        Net cash provided by operating activities                                             7,909                       16,884
================================================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                                    (11,885)                     (19,042)
    Proceeds from sale of property, plant and equipment                                          16                           23
                                                                             ----------------------       ----------------------

        Net cash used in investing activities                                               (11,869)                     (19,019)

================================================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:

    Net increase (decrease) in short-term borrowings                                         11,780                       10,060
    Issuance of long-term obligations                                                            95                          155
    Reduction of long-term debt                                                              (4,502)                      (1,884)
    Issuance of common shares                                                                   719                          428
    Purchase of treasury shares                                                              (1,741)                      (2,447)
    Dividends paid                                                                           (3,440)                      (3,430)
                                                                             ----------------------       ----------------------

        Net cash provided by financing activities                                             2,911                        2,882

================================================================================================================================

Net change in cash and cash equivalents                                                      (1,049)                         747
Cash and cash equivalents:

        Beginning of the year                                                                 2,558                        1,604
                                                                             ----------------------       ----------------------

        End of the nine month period                                         $                1,509       $                2,351

================================================================================================================================

     See accompanying notes to interim consolidated financial statements.
                                 Page 4 of 10

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar Amounts in Thousands)

Note 1: Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Shareholders for the year ended December 31, 1995 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Huffy Corporation as of September 30, 1996. All such adjustments are of a normal recurring nature.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                                 COMPARED TO THE
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995
              (Dollar Amounts in Thousands, Except Per Share Data)

NET EARNINGS (LOSS)
-------------------

Huffy Corporation ("Huffy" or "Company") recorded a net loss of $258, or $0.02 per common share for the quarter ended September 30, 1996 compared to a net loss of $4,491 or $.033 per common share for the same period last year. The improvement in net earnings is primarily due to a company-wide focus on low cost production and strong market share gains which resulted from complete, well-merchandised product line offerings designed to meet customer needs.

Net earnings for the nine months ended September 30, 1996 were $7,260 compared to $273 for the same period last year. Net earnings per common share for the nine months ended September 30, 1996 were $0.54 per common share, compared to $0.02 per common share for the same period last year. Net earnings for 1995 include restructure charges, net of credits, of $1,840, or $0.08 per common share.

NET SALES
---------

Net sales for the quarter ended September 30, 1996 were $151,563, up slightly from the net sales level of $148,894 for the same quarter in 1995. Net sales for the nine months ended September 30, 1996 were $537,651, a 2.2% decrease from net sales of $549,948 for the same period last year. For the nine months ended September 30, 1996, net sales in the Consumer Products segment were negatively impacted by the sale of a heavier mix of juvenile and promotional products in the bicycle business and lower sales volume for the basketball business resulting from unseasonable weather during the Spring selling season. This decrease was partially offset by increased sales of lawn and garden and juvenile products, reflecting market gains as a result of new product introductions and increased market penetration in existing product lines. In the Services for Retail segment, net sales increased primarily as a result of continued market share gains in the non-bike and in-home assembly business and increased market penetration in the inventory services business.

GROSS PROFIT
------------

Gross profit for the quarter ended September 30, 1996 was $24,481, up from the $17,402 achieved in the third quarter of 1995. Expressed as a percentage of net sales, gross profit for the third quarter of 1996 was 16.2% compared to 11.7% for the third quarter of 1995. The increase in gross profit in the Consumer Products segment occurred primarily in the bicycle business, and was due to improved productivity and lower labor costs. Partially offsetting this favorable performance in the bicycle business was a decrease in gross profit dollars in the basketball business resulting from lower sales volume. In the Services for Retail segment, gross margin increased primarily due to improved labor efficiency in the inventory services business.

Gross profit for the nine months ended September 30, 1996 was $96,526, or 18.0% of net sales, versus $83,684, or 15.2% of net sales for the same period in 1995. The increase in gross margin percentage resulted primarily from lower production costs in the bicycle business and productivity gains in the lawn and garden business. In the Services for Retail segment, gross profit margins improved from 1995 levels due primarily to increased labor efficiency in the inventory services business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses were $23,843 for the third quarter of 1996, compared to $23,284 for the same period of 1995. For the nine months ended September 30, 1996, selling, general and administrative expenses were $80,682 versus $75,108 for the same period in 1995. The increase in selling, general and administrative expense for the quarter and nine months ended September 30, 1996 is primarily due to increased advertising expenditures in the Consumer Products segment and higher incentive compensation accruals.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

There have been no other significant changes in the Company's liquidity and capital resources as of September 30, 1996 from those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The Company's balance sheet reflects fluctuations in both current assets and current liabilities attributable to seasonal changes in the operations of its businesses.

INTEREST EXPENSE
----------------

Interest expense for the third quarter of 1996 was $1,614 versus $1,821 for the same quarter of 1995. Interest expense for the nine months ended September 30, 1996 was $5,433, or $929 lower than interest expense for the same period of 1995. This decrease in interest expense is due to principal reductions in long-term debt and lower average short-term borrowings.

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

                                         HUFFY CORPORATION, registrant

      November 8, 1996                   /s/ Timothy G. Howard
--------------------------               ------------------------
Date                                     Timothy G. Howard
                                         Vice President - Corporate Controller
                                         (Principal Accounting Officer)


                                INDEX OF EXHIBITS

Exhibit
  No.                         Item
-------        --------------------------------
  (2)          Not applicable

  (3)          Not applicable

  (4)          Not applicable

 (10)          Not applicable

 (11)          Not applicable

 (15)          Not applicable

 (18)          Not applicable

 (19)          Not applicable

 (22)          Not applicable

 (23)          Not applicable

 (24)          Not applicable

 (27)          Financial Data Schedule

 (99)          Not applicable