Form 10-K405
period 1996-12-31
HUFFY CORP
filed 1997-02-14
CIK 225463

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       (Mark One)
             [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from _______________ to ______________

                          Commission file number 1-5325

                                HUFFY CORPORATION
             (Exact name of registrant as specified in its charter)

                   OHIO                                  31-0326270
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

        225 Byers Road, Miamisburg, Ohio                    45342
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (937) 866-6251

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered
         -------------------          -----------------------------------------
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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, as of January 2, 1997, was $188,768,795.

The number of shares outstanding of each of the registrant's classes of Common Stock, as of January 2, 1997, was 13,374,197.


                  "Index of Exhibits" at page 16 of this Report

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------


1. The Huffy Corporation Annual Report to Shareholders for the year ended December 31, 1996. Only such portions of the Annual Report as are specifically incorporated by reference under Parts I, II and IV of this Report shall be deemed filed as part of this Report.

2. The Huffy Corporation Proxy Statement for its Annual Meeting of Shareholders on April 25, 1997. Only such portions of the Proxy Statement as are specifically incorporated by reference under
        Part III of this Report shall be deemed filed as part of this Report.


                                ---------------

                                     PART I

ITEM 1.    BUSINESS

Huffy Corporation, an Ohio corporation, and its subsidiaries (collectively called "Huffy" or the "Company") are engaged in the design, manufacture and sale of Consumer Products and the furnishing of Services for Retail. The Company's executive offices are located in Miamisburg, Ohio and its principal business offices and/or manufacturing facilities are located in San Diego, California; Thornton, Colorado; Farmington, Missouri; Miamisburg and Celina, Ohio; Camp Hill and Harrisburg, Pennsylvania; Sussex and Suring, Wisconsin; and Whites Cross, Cork, Ireland.

The general development of business within each business segment (Consumer Products and Services for Retail) is discussed in more detail below. See also
Part IV herein for financial information relating to each such business segment.

         CONSUMER PRODUCTS

         Gerry Baby Products Company, Gerry Wood Products Company (collectively, the "Gerry Companies"), Huffy Bicycle Company, Huffy Sports Company, and True Temper Hardware Company comprise the Consumer Products segment of the Company. Principal products within this business segment include juvenile products, bicycles, basketball backboards and related products, and lawn and garden tools. Sales of juvenile products, which also include tricycles, 12" and 16" bicycles and juvenile indoor basketball units, represented 22.6 percent, 20.7 percent, and 21.0 percent of consolidated revenues of the Company for the years ended December 31, 1996, 1995, and 1994. Sales of adult bicycles represented
         31.2 percent, 33.8 percent, and 36.9 percent of consolidated revenues of the Company for the years ended December 31, 1996, 1995, and 1994. Sales of adult basketball backboards, poles, goals and related products represented 10.2 percent, 12.2 percent and 10.8 percent of consolidated revenues of the Company for the years ended December 31, 1996, 1995, and 1994. Sales of lawn and garden tools represented 14.2 percent, 12.4 percent, and 12.1 percent of consolidated revenues of the Company for the years ended December 31, 1996, 1995, and 1994. Although to date the export business is not significant, the companies in the Consumer Products segment participate in various foreign markets and are actively involved in expanding export volume.

         a.     Products, Marketing and Distribution
                ------------------------------------

                The Gerry Companies: Gerry Baby Products Company ("GBPC") and Gerry Wood Products Company ("GWPC") which manufacture juvenile products are both direct subsidiaries of the Company. The Gerry Companies' headquarters and GBPC's principal manufacturing facilities are located in Thornton, Colorado. GWPC is a manufacturer of juvenile wooden products and is located in Suring, Wisconsin. The "Gerry" and "Snugli" names are two prominent brand names in the industry. Gerry(R) baby products include a wide range of market entries, including car seats, infant carriers, frame carriers, security gates, strollers, toilet trainers, electronic baby monitors, and a broad line of various wood juvenile products including high chairs, cribs, changing tables and security gates sold under the "Nu-Line" brand name prior to 1992 and under the Gerry(R) brand name since 1992. Snugli(R) baby products include infant carriers. All of these juvenile products have wide distribution; the products are marketed through all of the retail channels that sell juvenile products: toy chains, warehouse clubs, catalog showrooms, national and regional high volume retailers, and specialty shops. In 1994, the Company discontinued its assembly operations at its facilities located in Vancouver, British Columbia which prior thereto had been operated through an indirect subsidiary of the Company, Snugli-Canada, Ltd. In 1987, GBPC entered into a joint venture known as Takata-Gerico Corporation ("TGC"), with Takata Corporation of Japan, to manufacture children's car seats in the

                United States for distribution by GBPC. The joint venture was subsequently terminated by the parties' mutual agreement in 1992, and in connection with such termination GBPC purchased certain assets of TGC.

                Huffy Bicycle Company: The Huffy(R) bicycle brand is the largest selling brand of bicycles sold in the United States. The full line of Huffy(R) bicycles is produced by Huffy Bicycle Company, a division of the Company, whose manufacturing facilities are located in Celina, Ohio, and Farmington, Missouri. In 1994, Huffy Bicycle Company opened the bicycle manufacturing facility in Farmington, Missouri, to increase manufacturing flexibility, capacity and market share, and to reduce costs. Included in the Huffy(R) bicycle line are adult all purpose bicycles; adult all terrain bicycles; a series of innovative boys' and girls' 20" bicycles; a series of popular children's 12" and 16" sidewalk bicycles; and tricycles. Huffy(R) bicycles are extensively advertised and are sold predominantly through national and regional high volume retailers, a distribution network accounting for approximately 70 to 75 percent of all bicycles sold in the United States. Approximately 90 percent of Huffy Bicycle Company's bicycles are sold under the Huffy(R) brand name with the balance being sold under private label brands.

                Huffy Sports Company: Huffy Sports Company, a division of the Company located in Sussex, Wisconsin, is the leading supplier of basketball backboards, poles, goals, and related products and juvenile indoor portable basketball units for use at home. Huffy Sports Company products, many of which bear the logo of the National Basketball Association ("NBA") as well as the Huffy Sports(R) trademark, are sold predominately through national and regional high volume retailers in the United States.

                True Temper Hardware Company: True Temper Hardware Company, a wholly-owned subsidiary of the Company, is headquartered in Camp Hill, Pennsylvania. True Temper Hardware Company is one of three leading suppliers of non-powered lawn and garden tools and snow tools; products include long-handled shovels, hoes, forks, wheelbarrows, snow shovels, and rakes for use in the home and in agricultural, industrial and commercial businesses. In 1994, True Temper Hardware Company discontinued manufacturing spreaders and pruning tools and sold the assets used to produce such products, including its Anderson, South Carolina manufacturing facility. Manufacturing facilities are located in Camp Hill and Harrisburg, Pennsylvania. True Temper Hardware Company also owns four sawmill facilities located in Indiana, New York, Pennsylvania, and Vermont. In addition, True Temper Limited, an Irish Corporation and a wholly-owned subsidiary of the Company, has offices and a manufacturing facility in Whites Cross, Cork, Ireland. True Temper Hardware products are sold both directly, and through wholesale distributors, to national and regional high volume retailers and hardware stores. Over 89 percent of True Temper Hardware's products are sold under the True Temper(R) and Jackson(R) names; the remainder are sold under other names or under private labels. During 1994 and 1995, the Company substantially completed a plan to restructure the True Temper lawn and garden tool business to address inefficiencies in the manufacturing process and to improve future profitability of True Temper Hardware Company.

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

         e.     Competition and Customers
                -------------------------

                There are numerous juvenile products competitors in the United States market, six of which are deemed significant. The Gerry Companies believe they are competitive because of their continued efforts to provide innovative new products of high quality at competitive costs and to support their products with outstanding customer service. In the high volume retailer bicycle business, Huffy Bicycle Company has numerous competitors in the United States market, only two of which are deemed significant. Although importers in the aggregate provide significant competition, only one individual importer is deemed a significant competitor. Even though competition among domestic manufacturers and importers of bicycles is intense, Huffy Bicycle Company believes it is cost competitive in the high volume retailer bicycle market and maintains its position through continued efforts to improve manufacturing efficiency and product value. Huffy Bicycle Company's ability to provide its customers with low cost, innovative new products has enabled it to maintain its market position despite the marketing efforts of domestic competitors and competitors from Taiwan, China, and other nations. Huffy Sports Company has several competitors, but only one is deemed significant. Huffy Sports Company maintains its competitive position by offering its customers high quality, innovative products at competitive prices and by supporting its products with outstanding customer service. True Temper Hardware Company has numerous competitors in the United States and Canada, but considers only two competitors significant. True Temper Hardware Company believes it remains competitive by offering its customers in the home use, agricultural, industrial, and commercial markets competitively priced, high quality, innovative products. The loss by the Consumer Products segment of either of its two largest customers could result in a material adverse effect on the segment.

         SERVICES FOR RETAIL

         Huffy Service First, Inc. ("HSF") and Washington Inventory Service ("WIS") each provide certain services to retailers. Inventory, assembly, repair and merchandising services provided by WIS and HSF to their customers represented 21.8 percent, 20.9 percent, and 19.2 percent of consolidated revenues of the Company for the years ended December 31, 1996, 1995, and 1994 respectively.

         a.     Products, Marketing and Distribution
                ------------------------------------

                Huffy Service First: HSF, a wholly-owned subsidiary of the Company, headquartered in Miamisburg, Ohio, serves the needs of major retailers in 50 states, Puerto Rico and the Virgin Islands by providing in-store and in-home assembly and repair, and in-store display services for a variety of products, including among other things, bicycles, barbeque grills, physical fitness equipment, lawnmowers, and furniture. HSF is the only assembly service business of this kind available to high volume retailers on a nationwide basis. HSF also offers merchandising services (product resets and periodic maintenance of displays) to manufacturers who supply high volume retailers.

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

         c.     Competition and Customers
                -------------------------

                Although WIS has numerous competitors in the United States market, only one is significant. HSF has numerous competitors in the United States market, none of which is deemed significant in the in-store and in-home assembly service business; six are deemed significant in the merchandising services. WIS and HSF believe they remain competitive due to their nationwide network of operations, competitive pricing and full service. The loss by the Services for Retail Segment of either of its two largest customers could result in a material adverse effect on the segment.

Sales to Wal-Mart Stores, Inc. and Kmart Corporation aggregated over ten percent or more of the Company's consolidated revenues from each such customer for the year ended December 31, 1996, and the loss of either one of these customers could have a material adverse effect on the Company and its subsidiaries as a whole.

The number of persons employed full-time by the Company (excluding seasonal employees in the Services for Retail Segment) as of December 31, 1996, was 8,020 (3,292 employed by the Consumer Products Segment and 4,728 employed by the Services for Retail Segment).

ITEM 2. PROPERTIES: Location and general character of the principal plants and other materially important physical properties of the Company as of January 1, 1997.

-------------------------------------------------------------------------------------------------------------
                                                                                               Owned or
                                                                                              Expiration
                                              Building                        Area               Date
Location                                    Description                     (Sq. Ft.)          of Lease
-------------------------------------------------------------------------------------------------------------

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

Celina, Ohio                           Offices, manufacturing and           822,000              Owned
                                       warehouse facility
                                       (Consumer Products)

Miamisburg, Ohio                       Offices and display facilities        47,000             2003(4)
                                       (Corporate and Consumer
                                        Products)

Miamisburg, Ohio                       Offices and warehouse                 42,682             2001(5)
                                       facility (Services for
                                       Retail)

Camp Hill,                             Offices, manufacturing and           391,690             2012(6)
Pennsylvania                           distribution facility
                                       (Consumer Products)

Harrisburg,                            Offices and manufacturing            254,329              Owned
Pennsylvania                           facility (Consumer Products)

Suring, Wisconsin                      Offices and manufacturing            140,000              Owned
                                       facility (Consumer Products)

Sussex, Wisconsin                      Offices and manufacturing            192,000              2004(7)
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

(4) Subject to an option to purchase during the term of or at the expiration of the lease, and if the option is not exercised at the expiration of the lease, the Company automatically receives an extension of the term for up to 12 months or until the property is sold, whichever time period is shorter.

(5)      Subject to one option to renew for an additional term of five years.

(6) Subject to one option to renew for an additional term of five years and an option to purchase.

(7) Subject to an option to purchase during the term of or at the expiration of the lease.

There are no encumbrances on the Celina, Ohio; Harrisburg, Pennsylvania; Suring, Wisconsin; and Whites Cross, Cork, Ireland properties which are owned. All of the Company's facilities are in good condition and are considered suitable for the purposes for which they are used. The Camp Hill, Pennsylvania; Celina, Ohio; and Suring, Wisconsin, manufacturing facilities normally operate on a two full shift basis, with third shift operations scheduled as needed to meet seasonal production requirements. The Farmington, Missouri; and Harrisburg, Pennsylvania manufacturing facilities normally operate on a two full shift basis. The Thornton, Colorado; Whites Cross, Cork, Ireland; and Sussex, Wisconsin manufacturing facilities normally operate on a one full shift basis, with second shift operations scheduled as needed at the Sussex, Wisconsin facility.

ITEM 3.        LEGAL PROCEEDINGS

The Company is not a party, nor is its property subject, to any material pending legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

The market information and other related security holder matters pertaining to the Common Stock of the Company set forth in Exhibit 13 under (i) the captions entitled Common Stock and Shareholder Information, and (ii) notes 5 and 6 (Preferred Stock, and Common Stock and Common Stock Plans) to the consolidated financial statements, are contained in the Company's Annual Report to Shareholders for the year ended December 31, 1996, and are hereby incorporated herein by reference.

ITEM 6.        SELECTED FINANCIAL DATA

Selected unaudited financial data for each of the last 10 calendar years set forth in Exhibit 13 under the caption entitled Ten-Year Financial and Operating Review (Unaudited) is contained in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996, and is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and analysis of financial condition and results of operations set forth in Exhibit 13 under the caption entitled Management's Discussion and Analysis of Financial Conditions and Results of Operations and note 4 (Lines of Credit and Long-Term Obligations) to the consolidated financial statements, are contained in the Company's Annual Report to Shareholders for the year ended December 31, 1996, and are hereby incorporated herein by reference.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information set forth in Exhibit 13 under the captions entitled Independent Auditor's Report and Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders' Equity, and Notes to Consolidated Financial Statements, is contained in the Company's Annual Report to Shareholders for the year ended December 31, 1996, and is hereby incorporated herein by reference. See also the information contained in Item 14 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company
------------------------

The name, age and background information for each of the Company's Directors is set forth in the section entitled ELECTION OF DIRECTORS and the table therein contained in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

Executive Officers of the Company
---------------------------------

The Executive Officers are elected annually to their respective positions, effective at the April meeting of the Board of Directors. The Executive Officers of the Company at February 1, 1997, were as follows:


-------------------------------------------------------------------------------------------------------------

    Name                            Age                 Position                          Officer Since

-------------------------------------------------------------------------------------------------------------


Thomas A. Frederick                 42            Vice President - Finance and           December, 1994
                                                  Chief Financial Officer

Don R. Graber                       53            President and Chief                    July, 1996
                                                  Operating Officer

Timothy G. Howard                   50            Vice President - Controller            September, 1978

Nancy A. Michaud                    50            Vice President - General               February, 1993
                                                  Counsel and Secretary

Richard L. Molen                    56            Chairman of the Board and              January, 1979
                                                  Chief Executive Officer

Pamela J. Whipps                    43            Vice President - Treasurer             February, 1994

Prior to being elected an Executive Officer in 1994, Mr. Frederick was President and General Manager of Huffy Service First, Inc. Prior to being elected President - Chief Operating Officer, Mr. Graber was

President of Worldwide Household Products Group and Group Vice President of The Black and Decker Corporation from 1994 to July, 1996; prior thereto, Mr. Graber was President of the International Group of The Black and Decker Corporation from 1991 to 1994. Prior to being elected Vice President - General Counsel and Secretary in 1994, Ms. Michaud was Vice President - General Counsel and Assistant Secretary of the Company; prior thereto, Ms. Michaud was General Counsel and Assistant Secretary of the Company in 1993; prior thereto, Ms. Michaud served as Senior Counsel of the Company. Prior to being elected Chairman of the Board and Chief Executive Officer in July, 1996, Mr. Molen was Chairman of the Board, President and Chief Executive Officer of the Company from 1994 to July, 1996; prior thereto, Mr. Molen was President and Chief Executive Officer of the Company in 1993; prior thereto, Mr. Molen served as President and Chief Operating Officer of the Company. Prior to being elected Vice President - Treasurer, Ms. Whipps was Treasurer and Director of Investor Relations in 1994; prior thereto, Ms. Whipps served as Assistant Treasurer and Manager Investor Relations of the Company.

ITEM 11.       EXECUTIVE COMPENSATION

     Information on executive compensation set forth in the section entitled EXECUTIVE COMPENSATION and the tables therein is contained in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, and is hereby incorporated herein by reference. Notwithstanding anything to the contrary set forth herein or in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Form 10-K, the sections entitled REPORT OF COMPENSATION COMMITTEE and the Performance Graph which are set forth in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders are not deemed to be incorporated by reference in this Form 10-K.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of shares of Common Stock of the Company beneficially owned by each Director and by all Directors and Officers as a group as of January 2, 1997, set forth in the section entitled SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, and the table therein, is contained in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on certain transactions with management set forth in the section entitled CERTAIN RELATIONSHIPS AND OTHER RELATED TRANSACTIONS is contained in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.


                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Documents

       (1) The following Consolidated Financial Statements of the Company included in the Company's Annual Report to Shareholders are incorporated by reference as part of this Report at Item 8 hereof:

                      Consolidated Balance Sheets as of December 31, 1996, and 1995.

                      Consolidated Statements of Operations for the years ended December 31, 1996, 1995, and 1994.

                      Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994.

                      Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995, and 1994.

                      Notes to Consolidated Financial Statements.

              The Annual Report to Shareholders for the year ended December 31, 1996, is not deemed to be filed as part of this Report, with the exception of the items incorporated by reference in Items 1, 5, 6, 7 and 8 of this Report and those financial statements and notes thereto listed above.

       (2) The Accountants' Report on Consolidated Financial Statements and the following Financial Statement Schedule of the Company is included as part of this Report at Item 8 hereof:

              Schedule II. Valuation and Qualifying Accounts - years ended December 31, 1996, 1995, and 1994.

              All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

       (3) The exhibits shown in "Index to Exhibits" are filed as a part of this Report.

(b)    Reports on Form 8-K
       -------------------

During the fiscal quarter ended December 31, 1996, the Company filed no report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUFFY CORPORATION


By       /s/ Richard L. Molen                       Date:  February 13, 1997
   --------------------------------
     Richard L. Molen
     Chairman of the Board and
     Chief Executive Officer
     (Principal Executive Officer)
     and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      /s/ Thomas A. Frederick                       Date:  February 13, 1997
-----------------------------------
Thomas A. Frederick
Vice President - Finance and Chief
Financial Officer (Principal
Financial Officer)


       /s/ Timothy G. Howard                        Date:  February 13, 1997
-----------------------------------
Timothy G. Howard
Vice President - Controller
(Principal Accounting Officer)


          /s/ Don R. Graber                         Date:  February 13, 1997
--------------------------------------
Don R. Graber, Director


      /s/ Stephen P. Huffman                        Date:  February 13, 1997
----------------------------------
Stephen P. Huffman, Director


          /s/ Linda B. Keene                        Date:  February 13, 1997
--------------------------------------
Linda B. Keene, Director


         /s/ Jack D. Michaels                       Date:  February 13, 1997
-------------------------------------
Jack D. Michaels, Director


         /s/ Donald K. Miller                       Date:  February 13, 1997
---------------------------------------
Donald K. Miller, Director

      /s/ James F. Robeson                           Date:  February 13, 1997
--------------------------------
James F. Robeson, Director


      /s/ Patrick W. Rooney                          Date:  February 13, 1997
---------------------------------
Patrick W. Rooney, Director


      /s/ Geoffrey W. Smith                          Date:  February 13, 1997
---------------------------------
Geoffrey W. Smith, Director


      /s/ Thomas C. Sullivan                         Date:  February 13, 1997
---------------------------------
Thomas C. Sullivan, Director


                                                     Date:
-------------------------------------
Joseph P. Viviano, Director


           /s/ Fred G. Wall                          Date:  February 13, 1997
-------------------------------------
Fred G. Wall, Director

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------
                         ON FINANCIAL STATEMENT SCHEDULE
                         -------------------------------

The Board of Directors,
Huffy Corporation:

Under date of February 12, 1997, we reported on the consolidated balance sheets of Huffy Corporation and subsidiaries as of December 31, 1996, and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in Part IV, Item 14(a)(2) of Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      /s/ KPMG Peat Marwick LLP
                                                      -------------------------
                                                      KPMG PEAT MARWICK LLP
Cincinnati, Ohio
February 12, 1997
                                ----------------

                          INDEPENDENT AUDITORS' CONSENT
                          -----------------------------
The Board of Directors,
Huffy Corporation:

We consent to the incorporation by reference in the Registration Statements, and the Prospectuses constituting part thereof, of (i) the Form S-8 Registration Statement (No. 2-95128) pertaining to the 1984 Stock Option Plan; (ii) the Form S-8 Registration Statement (No. 33-25487) pertaining to the 1988 Stock Option Plan and Restricted Share Plan; (iii) the Form S-8 Registration Statement (No. 33-25143) pertaining to the 1987 Director Stock Option Plan; (iv) the Form S-8 Registration Statement (Nos. 33-28811 and 33-42724) pertaining to the 1989 Employee Stock Purchase Plan; (v) the Form S-8 Registration Statement (No. 33-44571) pertaining to five company savings plans and (vi) the Form S-8 Registration Statement (No. 33-60900) pertaining to the W.I.S. Savings Plan of our report dated February 12, 1997, relating to the consolidated balance sheets of Huffy Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, which report appears in the 1996 Annual Report to Shareholders, which is incorporated by reference in the Company's 1996 Annual Report on Form 10-K and our report dated February 12, 1997, relating to the financial statement schedule for each of the years in the three-year period ended December 31, 1996, which report appears in the Company's 1996 Annual Report on Form 10-K.


                                                       /s/ KPMG Peat Marwick LLP
                                                       -------------------------
                                                       KPMG PEAT MARWICK LLP
Cincinnati, Ohio
February 12, 1997

                                HUFFY CORPORATION
                  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                          (DOLLAR AMOUNTS IN THOUSANDS)



                                                               BALANCE AT       ADDITIONS CHARGED                        BALANCE
                                                                BEGINNING          TO COSTS AND        DEDUCTIONS        AT END
                                                                OF PERIOD            EXPENSES            (NOTE)         OF PERIOD
                                                                ---------            --------            ------         ---------
Reserves deducted from assets to which they apply:
  Allowance for doubtful accounts:

    Year ended December 31, 1996                                 $1,789               1,180             (1,233)         1,736

    Year ended December 31, 1995                                 $1,783                 726               (720)         1,789

    Year ended December 31, 1994                                 $2,382                   -               (599)         1,783

  Inventory obsolescence:

    Year ended December 31, 1996                                 $2,318               3,354             (3,304)         2,638

    Year ended December 31, 1995                                 $2,843               2,902             (3,427)         2,318

    Year ended December 31, 1994                                 $6,171               2,083             (5,411)         2,843

  Reserves which support the balance sheet caption, Reserves
  Restructuring Reserve:

    Year ended December 31, 1996                                 $1,830                   -             (1,830)             -

    Year ended December 31, 1995                                 $2,033               2,152[1]          (2,355)         1,830

    Year ended December 31, 1994                                 $9,296                   -             (7,263)         2,033

Note: Represents accounts written off, less recoveries for allowance for doubtful accounts.
        Represents inventory written off, less scrap value for inventory obsolescence.

[1]Represents net restructure charge for personnel reductions and the negotiation of a concessionary labor contract.

                                INDEX TO EXHIBITS
                                -----------------


Exhibit                                                                               Form 10-K
   No.                                                                                 Exhibits
-------                                                                               ---------

  3.a          Amended Articles of Incorporation, dated June 16, 1995,                      *
               incorporated by reference to Exhibit (3)(I) to Form 10-Q for the quarter ended June 30, 1995

  3.b          Code of Regulations, as amended, dated April 28, 1995,                       *
               incorporated by reference to Exhibit (3)(ii) to Form 10-Q for the quarter ended June 30, 1995

  4.a          Specimen Common Stock Certificate of Huffy Corporation,                      *
               incorporated by reference to Exhibit 4.a to Form 10-K for the fiscal year ended December 31, 1995

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

  4.f          Amendment, dated as of December 9, 1994, to Rights Agreement,                *
               dated as of December 16, 1988, as amended August 23, 1991, between Huffy Corporation and Bank One, Indianapolis, National
               Association, incorporated by reference to Form 8-K, dated
               December 22, 1994

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

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1996.

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

10.c           Special Deferred Compensation Agreements, as amended, between                *
               Huffy Corporation and certain of its officers and key employees, in substantially the forms incorporated by reference to Exhibit
               (ix) to Form 10-K for the fiscal year ended June 24, 1977, to
               Exhibit (2) to Form 10-Q for the fiscal quarter ended September
               23, 1983, and to Exhibit (19)(c) to Form 10-Q for the fiscal quarter ended September 30, 1986

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

10.e           Severance Pay Agreements, between Huffy Corporation and certain              *
               of its officers, as amended, in substantially the forms
               incorporated by reference to Exhibit (xi) to Form 10-K for the fiscal year ended June 27, 1980, and to Exhibit 10(n) to Form
               10-K for the fiscal year ended June 26, 1981

10.f           Severance Pay Agreements, dated June 30, 1986, between Huffy                *
               Corporation and certain of its officers, in substantially the form incorporated by reference to Exhibit (19)(a) to Form 10-Q for the fiscal quarter ended June 30, 1986

10.g           Description of Executive Medical Reimbursement Plan between Huffy           *
               Corporation and certain executive officers and key employees, incorporated by reference to Exhibit (10)(n) to Form 10- K for the fiscal year ended December 31, 1989

10.h           Long Term Incentive Compensation Program, incorporated by                   *
               reference to Exhibit 10.k to Form 10-K for the fiscal year ended
               December 31, 1995

  * Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1996.


10.i           Huffy Corporation 1984 Stock Option Plan, as amended,                      *
               incorporated by reference to Exhibit A to the Company's Proxy
               Statement, dated September 13, 1984, for the Annual Meeting of
               Shareholders held October 19, 1984, and to Exhibit B to the
               Company's Proxy Statement, dated March 13, 1992, for the Annual
               Meeting of Shareholders held April 24, 1992

10.j           Huffy Corporation Capital Accumulation Plan Participation                  *
               Agreement, between Huffy Corporation and certain of its officers, in substantially the forms incorporated by reference to Exhibit
               (19)(a) to Form 10-Q for the fiscal quarter ended September 30,
               1985, and to Exhibit 19(b) to Form 10-Q for the fiscal quarter ended September 30, 1986

10.k           Huffy Corporation Capital Accumulation Program Participation               *
               Agreement, between Huffy Corporation and certain of its
               directors, in substantially the forms incorporated by reference to Exhibit (19)(b) to Form 10-Q for the fiscal quarter ended
               September 30, 1985, and to Exhibit 19(b) to Form 10-Q for the
               fiscal quarter ended June 30, 1986

10.l           Huffy Corporation 1993 CEO Long-Term Performance Plan, effective           *
               as of January 1, 1993, between Huffy Corporation and Richard L.
               Molen, incorporated by reference to Exhibit (10) to Form 10-Q for the fiscal quarter ended June 30, 1993

10.m           Description of supplemental group life insurance arrangement               *
               between Huffy Corporation and certain officers and key employees, incorporated by reference to Exhibit (10)(aa) to Form 10-K for the fiscal year ended December 31, 1991

10.n           Description of financial planning and tax preparation services             *
               between Huffy Corporation and certain officers and key employees, incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended December 31, 1993

10.o           Performance Incentive Plan of Huffy Corporation for 1997                  ***

10.p           1987 Restricted Stock Unit Agreement, dated as of January 1,               *
               1987, between Huffy Corporation and Richard L. Molen,
               incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended December 31, 1991

10.q           Amendment No. 1 to 1987 Restricted Stock Unit Agreement dated              *
               July 12, 1988, between Huffy Corporation and Richard L. Molen, incorporated by reference to Exhibit (10)(cc) to Form 10-K for the fiscal year ended December 31, 1988

10.r           Amendment No. 2 to 1987 Restricted Stock Unit Agreement, dated as          *
               of April 30, 1991, between Huffy Corporation and Richard L.
               Molen, incorporated by reference to Exhibit (10)(ff) to Form 10-K for the fiscal year ended December 31, 1991

  * Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1996.

10.s           Amendment No. 3 to 1987 Restricted Stock Unit Agreement dated as           *
               of July 12, 1991, between Huffy Corporation and Richard L. Molen, incorporated by reference to Exhibit (10)(gg) to Form 10-K for the fiscal year ended December 31, 1991

10.t           Transition/Consulting Compensation Agreement dated as of June 13,         ***
               1996, between Huffy Corporation and Richard L. Molen

10.u           Supplemental Benefit Agreement, dated as of June 21, 1996,                ***
               between Huffy Corporation and Don R. Graber

10.v           Supplemental/Excess Benefit Plan, dated as of January 1, 1988,             *
               incorporated by reference to Exhibit (10)(aa) to Form 10-K for the fiscal year ended December 31, 1987

10.w           First Amendment to Huffy Corporation Supplemental/Excess Benefit           *
               Plan, effective as of January 1, 1988, incorporated by reference to Exhibit (10)(ee) to Form 10-K for the fiscal year ended
               December 31, 1990

10.x           Second Amendment to Huffy Corporation Supplemental/Excess Benefit          *
               Plan, dated as of June 30, 1991, incorporated by reference to
               Exhibit (10)(y) to Form 10-K for the fiscal year ended December
               31, 1994

10.y           Third Amendment to Huffy Corporation Supplemental/Excess Benefit           *
               Plan, dated as of June 27, 1994, incorporated by reference to
               Exhibit (10)(2) to Form 10-K for the fiscal year ended December
               31, 1994

10.z           Fifth Amendment to Huffy Corporation Supplemental/Excess Benefit          ***
               Plan, effective as of July 15, 1996

10.aa          Huffy Corporation Master Benefit Trust Agreement as Restated,              *
               dated June 9, 1995, incorporated by reference to Exhibit 10.aa for Form 10-K for the fiscal year ended December 31, 1995

10.bb          First Amendment to Huffy Corporation Master Benefit Trust                 ***
               Agreement as Restated, effective as of July 25, 1996

10.cc          Huffy Corporation 1987 Director Stock Option Plan, incorporated            *
               by reference to Exhibit 19(a) to Form 10-Q for the fiscal quarter ended June 30, 1988

10.dd          First Amendment to Huffy Corporation 1987 Director Stock Option            *
               Plan, effective as of April 30, 1991, incorporated by reference to Exhibit (10)(nn) to Form 10-K for the fiscal year ended
               December 31, 1991

10.ee          Second Amendment to Huffy Corporation 1987 Director Stock Option           *
               Plan, effective as of December 15, 1991, incorporated by
               reference to Exhibit (10)(oo) to Form 10-K for the fiscal year ended December 31, 1991

10.ff          Third Amendment to Huffy Corporation 1987 Director Stock Option           ***
               Plan, effective as of February 15, 1996

  * Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1996.

10.gg          Huffy Corporation 1988 Stock Option Plan and Restricted Share              *
               Plan, as amended, incorporated by reference to Exhibit 19(b) to
               Form 10-Q for the fiscal quarter ended June 30, 1988; to Exhibit A to the Company's Proxy Statement dated March 13, 1992 for the
               Annual Meeting of Shareholders held April 24, 1992; and to Annex I to the Company's Proxy Statement dated March 7, 1996 for the
               Annual Meeting of Shareholders held April 26, 1996

10.hh          Huffy Corporation 1990 Directors' Retirement Plan incorporated by          *
               reference to Exhibit (10)(qq) to Form 10-K for the fiscal year ended December 31, 1991

10.ii          First Amendment to Huffy Corporation 1990 Directors' Retirement           ***
               Plan, effective as of February 15, 1996

10.jj          Second Amendment to Huffy Corporation 1990 Directors' Retirement          ***
               Plan, effective as of February 15, 1996

10.kk          Description of Huffy Corporation Executive Automobile Policy               *
               incorporated by reference to Exhibit 10(ii) to Form 10-K for the fiscal year ended December 31, 1994

  * Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1996.

                                  OTHER FILINGS
                                  -------------

13.            Certain sections of the Annual Report to Shareholders for fiscal          ***
               year ended December 31, 1996

19.            Schedule of certain documents substantially identical to filed            ***
               documents with parties thereto and other material differing details

22.            List of all direct and indirect Subsidiaries of the registrant:

                                                         Jurisdiction in
               Name of Subsidiary                      which Incorporated
               ------------------                      ------------------

               Gerry Baby Products Company             Delaware
               Hufco Company                           Colorado
               Huffy FSC, Inc.                         Virgin Islands
               Huffy International Finance, N.V.       Netherland Antilles
               Huffy Service First, Inc.               Ohio
               Gerry Wood Products Company             Wisconsin
               Snugli-Canada, Ltd.                     British Columbia, Canada
               The Huffman Manufacturing Company       Ohio
               True Temper Hardware Company            Ohio
               True Temper Limited                     Whites Cross, Cork, Ireland
               Washington Inventory Service            California

27.            Financial Data Schedules                                                  ***


  * Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1996.