Form 10-Q
period 1997-03-31
HUFFY CORP
filed 1997-04-17
CIK 225463

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                     March 31, 1997
                 --------------------------------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  ------------------------

Commission file number                       1-5325
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

                                 (937) 866-6251
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                    No Change
 -------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

                                            Yes X  No
                                               ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding Shares:      13,263,147          as of        April 14, 1997
                   --------------------------     -----------------------------


"Index of Exhibits" is page 9 herein                                Page 1 of 9

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).  COMPANY FOR WHICH REPORT IS FILED:
         -------------------

                                HUFFY CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar Amounts in Thousands, Except Per Share Data)

                                                      Three Months Ended
                                                           March 31,
                                                -------------------------------
                                                    1997               1996
                                                ------------       ------------
Net sales                                       $    171,927       $    151,934
Cost of sales                                        144,505            123,790
                                                ------------       ------------
        Gross profit                                  27,422             28,144

Selling, general and
     administrative expenses                          19,979             22,494
                                                ------------       ------------
        Operating income                               7,443              5,650

Other expense (income)
     Interest expense                                  2,092              1,779
     Interest income                                     (18)               (17)
     Other                                               802                 97
                                                ------------       ------------
Earnings before income taxes                           4,567              3,791

Income tax expense                                     1,623              1,698
                                                ------------       ------------
     Earnings from continuing
        operations                                     2,944              2,093

Discontinued operations:
     Earnings from discontinued
        operations, net of income
        tax expense of $249 and
        $358                                             462                827
                                                ------------       ------------
        Net earnings                            $      3,406       $      2,920
                                                ============       ============
Earnings per common share:

     Weighted average
        number of common shares                   13,327,766         13,461,328
                                                ============       ============
     Earnings from continuing
        operations                              $       0.22       $       0.16
     Discontinued operations                    $       0.04       $       0.06
                                                ------------       ------------
        Net earnings per
            common share                        $       0.26       $       0.22
                                                ============       ============



See accompanying notes to interim consolidated financial statements.
                                                                     Page 2 of 9

                                HUFFY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts In Thousands)

                                                         March 31,   December 31,
                                                            1997        1996
                                                         ---------    ---------
ASSETS
------
Current assets:

    Cash and cash equivalents                            $     618    $   2,048
    Accounts and notes receivable, net                     131,349       81,175
    Inventories                                             69,065       54,233
    Prepaid expenses and federal income taxes               13,854       14,393
    Net assets of discontinued operations                   61,022       50,776
                                                         ---------    ---------
           Total current assets                            275,908      202,625
                                                         ---------    ---------

Property, plant and equipment, at cost                     198,131      193,736
    Less accumulated depreciation and amortization         118,793      114,846
                                                         ---------    ---------
           Net property, plant and equipment                79,338       78,890

Excess of cost over net assets acquired, net                13,450       13,556
Deferred federal income taxes                                8,085        8,085
Other assets                                                 4,875        5,111
                                                         ---------    ---------
                                                         $ 381,656    $ 308,267
                                                         =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Notes payable                                           70,520       38,910
    Current installments of long-term obligations            7,593        7,593
    Accounts payable                                        63,104       24,917
    Accrued expenses and other current liabilities          44,246       42,107
                                                         ---------    ---------
           Total current liabilities                       185,463      113,527
                                                         ---------    ---------
Long-term obligations, less current installments            43,636       43,897
Other long-term liabilities                                 36,000       34,871
                                                         ---------    ---------
           Total liabilities                               265,099      192,295
                                                         ---------    ---------
Shareholders' equity:
    Preferred stock                                             --           --
    Common stock                                            16,438       16,411
    Additional paid-in capital                              62,731       62,488
    Retained earnings                                       78,957       76,845
    Less:  cost of treasury shares                         (41,569)     (39,772)
                                                         ---------    ---------
           Total shareholders' equity                      116,557      115,972
                                                         ---------    ---------
                                                         $ 381,656    $ 308,267
                                                         =========    =========


See accompanying notes to interim consolidated financial statements.
                                                                     Page 3 of 9

                                HUFFY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                  --------------------
                                                                    1997        1996
                                                                  --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings from continuing operations                           $  2,944    $  2,093

Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Depreciation and amortization                                    4,569       5,005
    Loss on sale of property, plant and equipment                       --           8
    Changes in assets and liabilities:
        Accounts and notes receivable, net                         (50,174)    (46,574)
        Inventories                                                (14,832)     (9,661)
        Prepaid expenses and Federal income taxes                      539       1,235
        Other assets                                                   163         263
        Accounts payable                                            38,187      22,149
        Accrued expenses and other current liabilities               2,147       1,567
        Other long-term liabilities                                  1,129       2,380
        Other                                                         (166)         76
                                                                  --------    --------
             Net cash used in continuing operating activities      (15,494)    (21,459)

Discontinued operations:
    Income from discontinued operations                                462         827
    Items not affecting cash, net                                    1,280       1,169
    Cash used for discontinued operations                          (11,526)     (8,021)
                                                                  --------    --------

             Net cash used in discontinued operating activities     (9,784)     (6,025)

             Net cash used in operating activities                 (25,278)    (27,484)
======================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                            (4,837)     (1,938)
    Proceeds from sale of property, plant and equipment                 --           6
                                                                  --------    --------
             Net cash used in investing activities                  (4,837)     (1,932)
======================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:

    Net increase in short-term borrowings                           31,610      28,090
    Reduction of long-term debt                                       (261)        (40)
    Issuance of common shares                                          270         287
    Purchase of treasury shares                                     (1,797)         --
    Dividends paid                                                  (1,137)     (1,143)
                                                                  --------    --------
             Net cash provided by financing activities              28,685      27,194
======================================================================================
Net change in cash and cash equivalents
Cash and cash equivalents:                                          (1,430)     (2,222)

        Beginning of the year                                        2,048       2,497
                                                                  --------    --------
        End of the three month period                             $    618    $    275
======================================================================================

See accompanying notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar Amounts in Thousands)

Note 1: Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Shareholders for the year ended December 31, 1996 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Huffy Corporation as of March 31, 1997. All such adjustments are of a normal recurring nature.

Note 2: Inventories of Huffy Bicycle Company and Huffy Sports Company are valued using the dollar value LIFO method and, as a result, it is impractical to separate inventory values between raw materials, work-in-process and finished products on an interim basis.

Note 3: In March 1997, Huffy Corporation reached an agreement with Evenflo Company, Inc. to sell the assets of its Denver-based juvenile products business, Gerry Baby Products Company, for $73 million. The results for Gerry Baby Products Company have been classified as discontinued operations for all periods presented in the Consolidated Statements of Earnings and Consolidated Statement of Cash Flow. The assets and liabilities of discontinued operations have been classified in the Consolidated Balance Sheets as "Net assets of discontinued operations."

          Summarized balance sheet data for discontinued operations is as follows:

(Dollar Amounts in Thousands)     March 31,  December 31,
                                    1997         1996
                                   -------     -------
Current assets                     $45,575     $34,301
Property, plant & equipment, net    11,460      10,869
Other assets                        13,371      13,364
                                   -------     -------
       Total assets                $70,406     $58,534
Current liabilities                  9,384       7,758
                                   -------     -------
       Net assets                  $61,022     $50,776
                                   =======     =======

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------

                        THREE MONTHS ENDED MARCH 31, 1997
                                 COMPARED TO THE
                        THREE MONTHS ENDED MARCH 31, 1996
              (Dollar Amounts in Thousands, Except Per Share Data)

NET EARNINGS
------------

Huffy Corporation ("Huffy" or "Company") had net earnings from continuing operations of $2,944, or $0.22 per common share for the quarter ended March 31, 1997, compared to $2,093 or $0.16 per common share for the same period last year. The improvement in net earnings is primarily due to a company-wide focus on cost reduction. The net earnings from continuing operations excludes results from the Company's juvenile products business which is in the process of being sold to Evenflo Company, Inc. The juvenile products business had net sales of $32,821 and net earnings of $462, or $0.04 per common share, compared to net sales of $34,599 and net earnings of $827, or $0.06 per common share for the first quarter of 1996.

NET SALES
---------

Net sales for the quarter ended March 31, 1997 were $171,927, an increase of $19,993 from the sales level of $151,934 for the same quarter in 1996. For the three months ended March 31, 1997 net sales in the Consumer Products segment increased due to strong seasonal demand for bicycles and increased market penetration in the lawn and garden business. In the Services for Retail segment, net sales increased primarily in the product assembly and merchandising business with continued growth opportunities in both the in-home assembly and merchandising services.

GROSS PROFIT
------------

Gross profit for the quarter ended March 31, 1997 was $27,422, down from the $28,144 achieved in the first quarter of 1996. Expressed as a percentage of net sales, gross profit for the first quarter of 1997 was 15.9% compared to 18.5% for the first quarter of 1996. The decrease in gross profit in the Consumer Products segment occurred primarily in the lawn and garden tool business, and was due to increased program expenses related to new customer distribution and lower sales of higher margin snow tools due to a mild winter. Gross profit for the segment was also negatively impacted by an increase in the volume of promotional product sold in the bicycle business. In the

Services for Retail segment gross margins were down slightly due to competitive market pressure in the inventory service business and a slow seasonal start in bicycle assemblies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses were $19,979 for the first quarter of 1997, compared to $22,494 for the same period of 1996. The decrease in selling, general and administrative expense for the quarter ended March 31, 1997 is primarily due to decreased advertising expenditures in the Consumer Products segment and administrative cost reductions in the inventory service business in the Services for Retail segment, and an environmental insurance recovery.

SALE OF JUVENILE PRODUCTS BUSINESS
----------------------------------

In March 1997, the Company reached an agreement with Evenflo Company, Inc. to sell the assets of its juvenile products business, Gerry Baby Products Company, for $73 million. The transaction is expected to close during the second quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

There have been no other significant changes in the Company's liquidity and capital resources as of March 31, 1997 from those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The Company's balance sheet reflects fluctuations in both current assets and current liabilities attributable to seasonal changes in the operations of its businesses.

INTEREST EXPENSE
----------------

Interest expense for the first quarter of 1997 was $2,092 versus $1,779 for the same quarter of 1996. This increase in interest expense is due to higher average short-term borrowings in the first quarter of 1997.

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

                                          HUFFY CORPORATION, registrant

            April 16, 1997                /s/ Timothy G. Howard
--------------------------------------    ------------------------
Date                                      Timothy G. Howard
                                          Vice President - Corporate Controller

                                          (Principal Accounting Officer)

                                INDEX OF EXHIBITS

Exhibit
  No.                                      Item
--------                  ----------------------------------------
 (2)                      Not applicable

 (3)                      Not applicable

 (4)                      Not applicable

(10)                      Not applicable

(11)                      Not applicable

(15)                      Not applicable

(18)                      Not applicable

(19)                      Not applicable

(22)                      Not applicable

(23)                      Not applicable

(24)                      Not applicable

(27)                      Financial Data Schedule

(99)                      Not applicable