Form 10-Q
period 1997-06-30
HUFFY CORP
filed 1997-08-04
CIK 225463

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                  For Quarter Ended June 30, 1997
                                   ------------------------------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                  to
                                            ------------------  -------------

              Commission File Number 1-5325
                                     ----------------------------------------

                               Huffy Corporation
                         -----------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                          31-0326270
            ------                                         ----------
 (State or other jurisdiction of                          (IRS Employer
  Incorporation or organization)                       Identification No.)


                     225 Byers Road, Miamisburg, Ohio 45342
                 ----------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (937) 866-6251
                 ----------------------------------------------
              (Registrant's telephone number, including area code)

                                   No Change
                 -----------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

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

                                           Yes                No
                                                ---              ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding Shares:    12,738,334           as of      July 30, 1997
                   -------------------------     ------------------------

"Index of Exhibits" is page 10 herein                        Page 1 of 10
                                                              --------------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED), COMPANY FOR WHICH REPORT IS FILED;

                               HUFFY CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar Amounts in Thousands, Except Per Share Data)

                                                              Three Months Ended                     Six Months Ended
                                                                    June 30,                              June 30,
                                                              -------------------                   -------------------
                                                              1997           1996                   1997           1996
                                                              ----           ----                   ----           ----
Net sales                                                  $213,101        $166,452               $385,028       $318,386
Cost of sales                                               175,644         135,234                320,149        259,024
                                                           --------        --------               --------       --------
    Gross profit                                             37,457          31,218                 64,879         59,362

Selling, general and
  administrative expenses                                    26,441          23,070                 46,420         45,564
                                                           --------        --------               --------       --------
    Operating income                                         11,016           8,148                 18,459         13,798

Other expense (income)
  Interest expense                                            1,024           1,988                  3,116          3,767
  Interest income                                               (58)            (21)                   (76)           (38)
  Other                                                         590            (243)                 1,392           (146)
                                                           --------        --------               --------       --------
Earnings before income taxes                                  9,460           6,424                 14,027         10,215

Income tax expense                                            3,230           1,995                  4,853          3,693
                                                           --------        --------               --------       --------

  Earnings from continuing
    operations                                                6,230           4,429                  9,174          6,522

Discontinued operations:
Earnings (loss) from discontinued
  operations, net of income tax
  expense (benefit) of ($707), $73,
  ($458) and $431                                            (1,275)            169                   (813)           996

  Gain on disposal of discontinued
    operations, net of income tax expense
    of $4,481                                                   541              --                    541             --
                                                           --------        --------               --------       --------
    Net earnings                                           $  5,496        $  4,598               $  8,902       $  7,518
                                                           ========        ========               ========       ========

Earnings per common share:

  Weighted average number of
    common shares                                        12,886,150      13,513,558             13,106,958     13,487,457
                                                         ==========      ==========             ==========     ==========

  Earnings from continuing operations                         $0.49           $0.33                  $0.70          $0.48
  Earnings (loss) from discontinued
    operations                                               ($0.06)          $0.01                 ($0.02)         $0.08
                                                           --------        --------               --------       --------
    Net earnings per common share                             $0.43           $0.34                  $0.68          $0.56
                                                           ========        ========               ========       ========


See accompanying notes to interim consolidated financial statements.

                               HUFFY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar Amounts in Thousands)

                                                       June 30,             December 31,
                                                         1997                   1996
                                                       --------             ------------
ASSETS

Current assets:
  Cash and cash equivalents                            $ 15,443               $  2,048
  Accounts and notes receivable, net                    129,257                 81,175
  Inventories                                            56,348                 54,233
  Prepaid expenses and federal income taxes              15,581                 14,393
  Net assets of discontinued operations                      --                 50,776
                                                       --------               --------
    Total current assets                                216,629                202,625
                                                       --------               --------

Property, plant and equipment, at cost                  199,379                193,736
  Less accumulated depreciation and amortization        120,820                114,846
                                                       --------               --------
    Net property, plant and equipment                    78,559                 78,890

Excess of cost over net assets acquired, net             13,341                 13,556
Deferred federal income taxes                             8,810                  8,085
Other assets                                              4,963                  5,111
                                                       --------               --------
                                                       $322,302               $308,267
                                                       ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                              --                 38,910
  Current installments of long-term obligations           7,593                  7,593
  Accounts payable                                       53,003                 24,917
  Accrued expenses and other current liabilities         68,706                 42,107
                                                       --------               --------
    Total current liabilities                           129,302                113,527
                                                       --------               --------

Long-term obligations, less current installments         43,611                 43,897
Other long-term liabilities                              36,642                 34,871
                                                       --------               --------
    Total liabilities                                   209,555                192,295
                                                       --------               --------


Shareholders' equity:
  Preferred stock                                            --                     --
  Common stock                                           16,443                 16,411
  Additional paid-in capital                             62,775                 62,488
  Retained earnings                                      83,266                 76,845
  Less: cost of treasury shares                         (49,737)               (39,772)
                                                       --------               --------
    Total shareholders' equity                          112,747                115,972
                                                       --------               --------
                                                       $322,302               $308,267
                                                       ========               ========

See accompanying notes to interim consolidated financial statements.

                               HUFFY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar Amounts in Thousands)

                                                              Six Months Ended
                                                                   June 30,
                                                         ---------------------------
                                                         1997                   1996
                                                         ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings from continuing operations               $  9,174               $  6,522

Adjustment to reconcile net earnings to net cash provided by operating activities:

  Depreciation and amortization                          9,173                  9,822
  Loss on sale of property, plant and equipment            254                     --
  Deferred federal income tax benefit                   (4,038)                    --
  Changes in assets and liabilities:
    Accounts and notes receivable, net                 (48,082)               (27,329)
    Inventories                                         (2,115)                (6,287)
    Prepaid expenses and federal income taxes            2,125                  1,279
    Other assets                                             2                    459
    Accounts payable                                    28,086                 13,424
    Accrued expenses and other current liabilities      26,599                  6,974
    Other long-term liabilities                          1,771                  3,107
    Other                                                 (212)                    94
                                                      --------               --------
      Net cash provided by continuing operating
        activities                                      22,737                  8,065

Discontinued operations:
  Gain on disposal of discontinued operations              541                     --
  Earnings (loss) from discontinued operations            (813)                   996
  Items not affecting cash, net                          1,516                  2,339
  Cash provided by (used in) discontinued
    operations                                          49,260                 (9,615)
                                                      --------               --------
      Net cash provided by (used in)
        discontinued operating activities               50,504                 (6,280)

      Net cash provided by operating activities         73,241                  1,785

======================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                  (8,804)                (5,397)
  Proceeds from sale of property, plant
    and equipment                                           69                     16
                                                      --------               --------
      Net cash used in investing activities             (8,735)                (5,381)

======================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase (decrease) in shot-term borrowings      (38,910)                 2,920
  Reduction of long-term debt                             (286)                  (164)
  Issuance of common shares                                319                    692
  Purchase of treasury shares                           (9,965)                    --
  Dividends paid                                        (2,269)                (2,291)
                                                      --------               --------
      Net cash provided by (used in)
        financing activities                           (51,111)                 1,157

======================================================================================
Net change in cash and cash equivalents
Cash and cash equivalent:                               13,395                 (2,439)

    Beginning of the year                                2,048                  2,497
                                                      --------               --------
    End of the six month period                       $ 15,443               $     58

======================================================================================

See accompanying notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar Amounts in Thousands)

Note 1: Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Shareholders for the year ended December 31, 1996 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Huffy Corporation as of June 30, 1997. All such adjustments are of a normal recurring nature.

Note 2: Inventories of Huffy Bicycle Company and Huffy Sports Company are valued using the dollar value LIFO method and, as a result, it is impractical to separate inventory values between raw materials, work-in-process and finished products on an interim basis.

Note 3: On April 21, 1997, Huffy Corporation sold the assets of its Denver-based juvenile products business, Garry Baby Products Company, for $73 million to Evenflo Company, Inc. The results for Gerry Baby Products Company have been classified as discontinued operations for all periods presented in the Consolidated Statements of Earnings and Consolidated Statements of Cash Flow. The assets and liabilities of discontinued operations at December 31, 1996 have been classified in the Consolidated Balance Sheets as "Net assets of discontinued operations."

        Summarized balance sheet data for discontinued operations is as follows:


        (Dollar Amounts in Thousands)            December 31,
                                                    1996
                                                  ---------
        Current assets                            $  34,301

        Property, plant & equipment, net             10,869

        Other assets                                 13,364
                                                  ---------
            Total assets                          $  58,534

        Current liabilities                           7,758
                                                  ---------
            Net assets                            $  50,776
                                                  =========

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS


                    THREE AND SIX MONTHS ENDED JUNE 30, 1997

                                COMPARED TO THE

                    THREE AND SIX MONTHS ENDED JUNE 30, 1996

              (Dollar Amounts in Thousands, Except Per Share Data)

NET EARNINGS

Huffy Corporation ("Huffy" or "Company") had net earnings from continuing operations of $6,230, or $0.49 per common share for the quarter ended June 30, 1997, compared to $4,429, or $0.33 per common share for the same period last year. The improvement in net earnings is primarily due to a company-wide focus on cost reduction. The net earnings from continuing operations excludes results and gain from the Company's juvenile products business which was sold to Evenflo Company, Inc. on April 21, 1997. The juvenile products business had net sales of $4,359 and a net loss of $1,275, or $0.10 per common share, compared to net sales of $33,103 and net earnings of $169, or $0.01 per common share for the second quarter of 1996. The gain on the sale of the juvenile products business was $541, or $0.04 per common share.

Net earnings from continuing operations for the six months ended June 30, 1997 were $9,174, or $0.70 per common share compared to $6,522, or $0.48 per common share for the same period last year. The net earnings from continuing operations excludes operating results and gain from the sale of the juvenile products business. The juvenile products business had net sales of $37,180 and a net loss of $813, or $0.06 per common share, compared to net sales of $67,702 and net earnings of $996, or $0.08 per common share for the first six months of 1996. The gain on the sale of the juvenile products business was $541, or $0.04 per common share.

NET SALES

Net sales for the quarter ended June 30, 1997 were $213,101, up 28% from $166,452 for the same quarter in 1996. Net sales for the six months ended June 30, 1997 were $385,028, a 21% increase from net sales of $318,386 for the same period last year. During the second quarter and for the six months, net sales in the Consumer Products segment increased due to strong seasonal demand for bicycles and basketball systems, combined with increased market penetration and new customer distribution in the wheelbarrow portion of the lawn and garden business. In the Services for Retail segment, net sales increased due to increased market penetration in both the inventory service and product assembly and supplier services business.

GROSS PROFIT

Gross profit for the quarter ended June 30, 1997 was $37,457, up from the $31,218 achieved in the second quarter of 1996. Expressed as a percentage of net sales, gross profit for the second quarter of 1997 was 17.6% compared to 18.8% for the second quarter of 1996. The increase in gross profit dollars in both the Consumer Products segment and the Services for Retail was due to the increased sales volume. The gross profit as a percentage of sales was negatively impacted in the Consumer Products segment, primarily in the lawn and garden tool business by a shift in mix. In the Services for Retail segment, gross profit as a percentage of sales decreased due to competitive market pressures, and inefficiencies associated with new customer startup in the inventory service business.

Gross profit for the six months ended June 30, 1997 was $64,879, or 16.9% of net sales, versus $59,362, or 18.6% of net sales for the same period in 1996. Both the Consumer Products and Services for Retail segments contributed to the increase in gross profit for the first six months of 1997. This increase in gross profit dollars was primarily volume driven on both segments. Gross profit expressed as a percent of net sales declined versus the prior year in the Consumer Products segment due to customer demand for a less favorable mix of products, while the Services for Retail segment was unfavorably impacted by new customer startup inefficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $26,441 for the second quarter of 1997, compared to $23,070 for the same period in 1996. For the six months ended June 30, 1997, selling, general and administrative expenses were $46,420 versus $45,564 for the same period in 1996. The increase in selling, general and administrative expenses for the quarter and six months is primarily due to volume related commissions and customer service costs.

SALE OF JUVENILE PRODUCTS BUSINESS

On April 21, 1997, the Company sold the assets of its juvenile products business, Gerry Baby Products Company to Evenflo Company, Inc., for $73 million.

LIQUIDITY AND CAPITAL RESOURCES

There have been no other significant changes in the Company's liquidity and capital resources as of June 30, 1997 from those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The Company's balance sheet reflects fluctuations in both current assets and current liabilities attributable to seasonal changes in the operations of its businesses.

INTEREST EXPENSE

Interest expense for the second quarter of 1997 was $1,024 or $964 lower than interest expense for the same quarter of 1996. Interest expense for the six months ended June 30, 1997 was $3,116 versus $3,767 for the same period of 1996. The decrease in interest expense is the result of the scheduled reductions in long term debt, and reduced levels of short-term borrowings made possible by the Gerry Baby Products Company sale.

ENVIRONMENTAL

As disclosed in the Company's Annual Report to Shareholders for the year ended December 31, 1996, the Company, along with others, has been designated as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (the "EPA") with respect to claims involving the discharge of hazardous substances into the environment in the Baldwin Park operable unit of the San Gabriel Valley Superfund site ("Superfund"). Currently, the Company, along with other PRP's, the San Gabriel Basin Water Quality Authority and numerous local water districts are working with the EPA on a mutually satisfactory remedial plan. In developing its estimate of environmental remediation costs, the Company considers, among other things, currently available technological solutions, alternative cleanup methods and risk-based assessments of the contamination and, as applicable, an estimation of its proportionate share of remediation costs. The Company may also make use of external consultants, and consider, when available, estimates by other PRP's and governmental agencies and information regarding the financial viability of other PRP's. On May 15, 1997, the Company, along with other PRP's, received special notice letters from the EPA requesting a good faith offer of remediation for the Superfund. Such response is currently due on August 29, 1997. Based upon information currently available, the Company believes it is unlikely that it will incur substantial previously unanticipated costs as a result of failure by other PRP's to satisfy their responsibilities for remediation costs.

PART II - OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders of the Company was held on April 25, 1997. At such meeting the Shareholders of the Company elected as Directors W. Anthony Huffman, Donald K. Miller, Richard L. Molen, and Joseph P. Viviano, each for a three year term expiring in 2000, and Don
        R. Grager for a one year term expiring in 1998. Shares were voted as follows: FOR: Don R. Graber (12,097,427), W. Anthony Huffman (12,087,895), Donald K. Miller (12,096,158), Richard L. Molen
        (12,077,222), and Joseph P. Vivano (12,039,163); WITHHELD (INCLUDING BROKER NON-VOTES); Don R. Graber (64,833), W. Anthony Huffman (74,365), Donald K. Miller (66,102), Richard L. Molen (85,038), and Joseph P. Vivano (123,097)

        In addition, the Shareholders also ratified the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for calendar year 1997. In connection with such ratification, there were 12,107,073 shares voted for ratification, 20,805 cast against, and 34,382 cast to abstain (including broker non-votes).

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits - The Exhibits, as shown in the "Index of Exhibits", attached hereto as page 10, are filed as a part of this Report.

        b. During the quarter ended June 30, 1997, the Company filed one report on Form 8-K, dated April 21, 1997, reporting the sale of Gerry Baby Products Company and Gerry Wood Products Company to Evenflo
           Company, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HUFFY CORPORATION, registrant

July 30, 1997                           /s/ Timothy G. Howard
-------------                           ------------------------------
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