Form 10-Q
period 1997-09-30
HUFFY CORP
filed 1997-11-12
CIK 225463

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended              September 30, 1997
                 ---------------------------------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------
Commission file number                  01-5325
                      ----------------------------------------------------------

                                Huffy Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                          31-0326270
-------------------------------                         ----------------
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

                                     Yes     No
                                         ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding Shares:        12,758,798         as of   November 7, 1997
                    -------------------------       -------------------


"Index of Exhibits" is page 9 herein                                Page 1 of 10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).  COMPANY FOR WHICH REPORT IS FILED:


                                HUFFY CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar Amounts in Thousands, Except Per Share Data)



                                               Three Months Ended                 Nine Months Ended
                                                  September 30,                     September 30,
                                         ------------------------------      ------------------------------
                                              1997              1996              1997              1996
                                         ------------      ------------      ------------      ------------

Net sales                                $    149,996      $    120,822      $    535,024      $    439,208
Cost of sales                                 126,531           101,164           446,680           360,188
                                         ------------      ------------      ------------      ------------

            Gross profit                       23,465            19,658            88,344            79,020

Selling, general and
     administrative expenses                   22,002            18,338            68,422            63,902
                                         ------------      ------------      ------------      ------------

            Operating income                    1,463             1,320            19,922            15,118

Other expense (income)
        Interest expense                        1,251             1,577             4,367             5,344
        Interest income                           (97)              (29)             (173)              (67)
        Other                                     (55)              164             1,337                18
                                         ------------      ------------      ------------      ------------

        Earnings (loss) before
            income taxes                          364              (392)           14,391             9,823

Income tax expense (benefit)                     (633)             (597)            4,220             3,096
                                         ------------      ------------      ------------      ------------

        Earnings from continuing
            operations                            997               205            10,171             6,727

Discontinued operations:
     Earnings (loss) from
        discontinued operations, net
        of income tax expense
        (benefit) of $-0-, $(200),
        $(458) and $231                           -                (463)             (813)              533
     Gain on disposal of
        discontinued operations, net
        of income tax expense of
        $4,490                                     18               -                 559               -
                                         ------------      ------------      ------------      ------------

        Net earnings (loss)              $      1,015      $       (258)     $      9,917      $      7,260
                                         ============      ============      ============      ============

Earnings per common share:
     Weighted average
        number of common shares            12,732,449        13,445,681        12,982,122        13,473,532
                                         ============      ============      ============      ============

     Earnings from continuing
        operations                       $       0.08      $       0.02      $       0.78      $       0.50
     Earnings (loss) from
        discontinued operations                   -        ($      0.04)     ($      0.02)     $       0.04
                                         ------------      ------------      ------------      ------------
            Net earnings (loss) per      $       0.08      ($      0.02)     $       0.76      $       0.54
               common share
                                         ============      ============      ============      ============


See accompanying notes to interim consolidated financial statements.

                                HUFFY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts In Thousands)



                                                        September 30,  December 31,
                                                            1997           1996
                                                         ---------      ---------
ASSETS

Current assets:
    Cash and cash equivalents                            $  17,456      $   2,048
    Accounts and notes receivable, net                      94,546         81,175
    Inventories                                             74,129         54,233
    Prepaid expenses and federal income taxes               18,558         14,393
    Net assets of discontinued operations                        -         50,776
                                                         ---------      ---------

           Total current assets                            204,689        202,625
                                                         ---------      ---------

Property, plant and equipment, at cost                     202,879        193,736
    Less:  accumulated depreciation and amortization       125,043        114,846
                                                         ---------      ---------

           Net property, plant and equipment                77,836         78,890

Excess of cost over net assets acquired, net                13,234         13,556
Deferred federal income taxes                                8,810          8,085
Other assets                                                 4,997          5,111
                                                         ---------      ---------

                                                         $ 309,566      $ 308,267
                                                         =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                -         38,910
    Current installments of long-term obligations            7,593          7,593
    Accounts payable                                        61,082         24,917
    Accrued expenses and other current liabilities          51,833         42,107
                                                         ---------      ---------

           Total current liabilities                       120,508        113,527
                                                         ---------      ---------

Long-term obligations, less current installments            39,586         43,897
Other long-term liabilities                                 35,870         34,871
                                                         ---------      ---------

           Total liabilities                               195,964        192,295
                                                         ---------      ---------

Shareholders' equity:
    Preferred stock                                              -              -
    Common stock                                            16,459         16,411
    Additional paid-in capital                              63,536         62,488
    Retained earnings                                       82,959         76,845
    Less:  cost of treasury shares                         (49,352)       (39,772)
                                                         ---------      ---------

           Total shareholders' equity                      113,602        115,972
                                                         ---------      ---------

                                                         $ 309,566      $ 308,267
                                                         =========      =========


See accompanying notes to interim consolidated financial statements.

                                HUFFY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                ----------------------
                                                                                  1997          1996
                                                                                --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings from continuing operations                                         $ 10,171      $  6,727

Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                                 13,716        14,305
    Loss on sale of property, plant and equipment                                    270             -
    Deferred federal income tax expense                                           (4,038)            -
    Changes in assets and liabilities:
        Accounts and notes receivable, net                                       (13,371)       (9,927)
        Inventories                                                              (19,896)      (12,899)
        Prepaid expenses and federal income taxes                                   (852)         (406)
        Other assets                                                                (156)          272
        Accounts payable                                                          36,165         8,257
        Accrued expenses and other current liabilities                             9,726         4,819
        Other long-term liabilities                                                  999         2,642
        Other                                                                       (451)           (5)
                                                                                --------      --------

             Net cash provided by continuing operating activities                 32,283        13,785

Discontinued operations:
    Gain on disposal of discontinued operations                                      559             -
    Earnings (loss) from discontinued operations                                    (813)          533
    Items not affecting cash, net                                                  1,516         3,507
    Cash provided by (used in) discontinued operations                            49,260       (12,320)
                                                                                --------      --------

             Net cash provided by (used in) discontinued operating
                 activities                                                       50,522        (8,280)

             Net cash provided by operating activities                            82,805         5,505

======================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                         (12,409)       (9,596)
    Proceeds from sale of property, plant and equipment                               69            16
                                                                                --------      --------

        Net cash used in investing activities                                    (12,340)       (9,580)

======================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:

    Net increase (decrease) in short-term borrowings                             (38,910)       11,780
    Reduction of long-term debt                                                   (4,311)       (4,407)
    Issuance of common shares                                                      1,096           719
    Purchase of treasury shares                                                   (9,580)       (1,741)
    Dividends paid                                                                (3,352)       (3,438)
                                                                                --------      --------

        Net cash provided by (used in) financing activities                      (55,057)        2,913

======================================================================================================
Net change in cash and cash equivalents
Cash and cash equivalents:                                                        15,408        (1,162)

        Beginning of the year                                                      2,048         2,497
                                                                                --------      --------
        End of the nine month period                                              17,456         1,335

======================================================================================================


See accompanying notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar Amounts in Thousands)



Note 1: Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Shareholders for the year ended December 31, 1996 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Huffy Corporation as of September 30, 1997. All such adjustments are of a normal recurring nature.

Note 2: Inventories of Huffy Bicycle Company and Huffy Sports Company are valued using the dollar value LIFO method and, as a result, it is impractical to separate inventory values between raw materials, work-in-process and finished products on an interim basis.

Note 3: On April 21, 1997, Huffy Corporation sold the assets of its Denver-based juvenile products business, Gerry Baby Products Company, for $73 million to Evenflo Company, Inc. The results for Gerry Baby Products Company have been classified as discontinued operations for all periods presented in the Consolidated Statements of Earnings and Consolidated Statements of Cash Flow. The assets and liabilities of discontinued operations at December 31, 1996 have been classified in the Consolidated Balance Sheets as "Net assets of discontinued operations."

           Summarized balance sheet data for discontinued operations is as follows:


            (Dollar Amounts in Thousands)                      December 31,
                                                                  1996
                                                                -------
            Current assets                                      $34,301
            Property, plant & equipment, net                     10,869
            Other assets                                         13,364
                                                                -------
                   Total assets                                 $58,534
            Current liabilities                                   7,758
                                                                -------
                   Net assets                                   $50,776
                                                                =======

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------


                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 COMPARED TO THE
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
              (Dollar Amounts in Thousands, Except Per Share Data)


NET EARNINGS (LOSS)
-------------------

Huffy Corporation ("Huffy" or "Company") had net earnings from continuing operations of $997, or $0.08 per common share for the quarter ended September 30, 1997, compared to $205, or $0.02 per common share for the same period last year. The improvement in net earnings is primarily due to increased volume. The third quarter 1997 results were not impacted by the Company's juvenile products business which was sold to Evenflo Company, Inc. in April, 1997. In the third quarter of 1996, the juvenile products business reported net sales of $30,741 and a net loss of $463, or $0.04 per common share.

Net earnings from continuing operations for the nine months ended September 30, 1997 were $10,171, or $0.78 per common share compared to $6,727, or $0.50 per common share for the same period last year. Improved volume and administrative cost controls led to increased profitability in both segments. The net earnings from continuing operations exclude operating results and gain from the sale of the juvenile products business. The juvenile products business had net sales of $37,180 and a net loss of $813, or $0.06 per common share compared to net sales of $98,443 and net earnings of $533, or $0.04 per common share for the first nine months of 1996. The gain on the sale of the juvenile products business was $559, or $0.04 per common share.

NET SALES
---------

Net sales from continuing operations for the quarter ended September 30, 1997 were $149,996, up from $120,822 for the same quarter in 1996. Net sales for the nine months ended September 30, 1997 were $535,024, a 22% increase from net sales of $439,208 for the same period last year. During the third quarter and for the nine months, net sales in the Consumer Products segment increased due to strong demand and market share gains for bicycles and basketball backboard systems, combined with increased market penetration and new customer distribution in the wheelbarrow portion of the lawn and garden business. In the Services for Retail segment, net sales increased primarily due to increased market penetration in the inventory service and product assembly and supplier services business.

GROSS PROFIT
------------

Gross profit for the quarter ended September 30, 1997 was $23,465, up from the $19,658 achieved in the third quarter of 1996. Expressed as a percentage of net sales, gross profit for the third quarter of 1997 was 15.6% compared to 16.3% for the third quarter of 1996. The increase in gross profit dollars in the Consumer Products segment and the Services for Retail segment was due to significant sales increases. The gross profit as a percentage of sales was negatively impacted in the Consumer Products segment by an increased mix of promotionally priced products. In the Services for Retail segment, gross profit as a percentage of sales rose slightly due to increased volume of the in-store assembly and supplier services businesses.

Gross profit for the nine months ended September 30, 1997 was $88,344, or 16.5% of net sales, versus $79,020, or 18.0% of net sales for the same period in 1996. Volume increases in both the Consumer Products and Services for Retail segments contributed to the increased gross profit dollars in the first nine months of 1997. This increase was primarily volume driven in both segments. Gross profit expressed as a percent of net sales declined versus the prior year in the Consumer Products segment due to continued intense competition and customer demand for a less favorable mix of products, while the Services for Retail segment was unfavorably impacted by a shift in the mix of product services provided.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses were $22,002 for the third quarter of 1997, compared to $18,338 for the same period in 1996. For the nine months ended September 30, 1997, selling, general and administrative expenses were $68,422 versus $63,902 for the same period in 1996. The increase in selling, general and administrative expenses for the quarter and nine months is primarily due to volume related commissions and customer service costs.

SALE OF JUVENILE PRODUCTS BUSINESS
----------------------------------

On April 21, 1997, the Company sold the assets of its juvenile products business, Gerry Baby Products Company to Evenflo Company, Inc., for $73 million.


                                                                       Page 7 of

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

There have been no other significant changes in the Company's liquidity and capital resources as of September 30, 1997 from those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The Company's balance sheet reflects fluctuations in both current assets and current liabilities attributable to seasonal changes in the operations of its businesses.

INTEREST EXPENSE
----------------

Interest expense for the third quarter of 1997 was $1,251 or $326 lower than interest expense for the same quarter of 1996. Interest expense for the nine months ended September 30, 1997 was $4,367 versus $5,344 for the same period of 1996. The decrease in interest expense is the result of the scheduled reductions in long-term debt, and reduced levels of short-term borrowings made possible by the Gerry Baby Products Company sale.

ENVIRONMENTAL
-------------

As disclosed in the Company's Annual Report to Shareholders for the year ended December 31, 1996, the Company, along with others, has been designated as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (the "EPA") with respect to claims involving the discharge of hazardous substances into the environment in the Baldwin Park operable unit of the San Gabriel Valley Superfund site ("Superfund"). Currently, the Company, along with other PRPs, the San Gabriel Basin Water Quality Authority and numerous local water districts are working with the EPA on a mutually satisfactory remedial plan. In developing its estimate of environmental remediation costs, the Company considers, among other things, currently available technological solutions, alternative cleanup methods and risk-based assessments of the contamination and, as applicable, an estimation of its proportionate share of remediation costs. The Company may also make use of external consultants, and consider, when available, estimates by other PRPs and governmental agencies and information regarding the financial viability of other PRPs. On May 15, 1997, the Company, along with other PRPs, received special notice letters from the EPA requesting a good faith offer of remediation for the Superfund. Such response is currently due on February 15, 1998. Based upon information currently available, the Company believes it is unlikely that it will incur substantial previously unanticipated costs as a result of failure by other PRPs to satisfy their responsibilities for remediation costs.

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


                          HUFFY CORPORATION, registrant



        November 11, 1997                  /s/ Timothy G. Howard
----------------------------               -------------------------------------
Date                                       Timothy G. Howard
                                           Vice President - Corporate Controller
                                           (Principal Accounting Officer)

                              INDEX OF EXHIBITS


Exhibit
  No.                           Item
-------------     -----------------------------------
  (2)                   Not applicable

  (3)                   Not applicable

  (4)                   Not applicable

 (10)                   Not applicable

 (11)                   Not applicable

 (15)                   Not applicable

 (18)                   Not applicable

 (19)                   Not applicable

 (22)                   Not applicable

 (23)                   Not applicable

 (24)                   Not applicable

 (27)                   Financial Data Schedule

 (99)                   Not applicable