Form 10-K405
period 1997-12-31
HUFFY CORP
filed 1998-03-18
CIK 225463

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
   (Mark One)
       [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from _________ to __________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, as of February 27, 1998, was $183,821,293.

The number of shares outstanding of each of the registrant's classes of Common Stock, as of February 27, 1998, was 12,474,310.


                  "Index of Exhibits" at page 16 of this Report

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------


1. The Huffy Corporation Annual Report to Shareholders for the year ended December 31, 1997. Only such portions of the Annual Report as are specifically incorporated by reference under Parts I, II and IV of this Report shall be deemed filed as part of this Report.

2. The Huffy Corporation Proxy Statement for its Annual Meeting of Shareholders on April 17, 1998. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

                                     PART I

ITEM 1.    BUSINESS

Huffy Corporation, an Ohio corporation, and its subsidiaries (collectively called "Huffy" or the "Company") are engaged in the design, manufacture and sale of Consumer Products and the furnishing of Services for Retail. The Company's executive offices are located in Miamisburg, Ohio and its principal business offices and/or manufacturing facilities are located in San Diego, California, Farmington, Missouri, Miamisburg and Celina, Ohio, Camp Hill and Harrisburg, Pennsylvania, Sussex, Wisconsin, and Whites Cross, Cork, Ireland.

The general development of business within each business segment (Consumer Products and Services for Retail) is discussed in more detail below. See also
Part IV herein for financial information relating to each such business segment.

         CONSUMER PRODUCTS

         Huffy Bicycle Company, Huffy Sports Company, Royce Union Bicycle Company, and True Temper Hardware Company comprise the Consumer Products segment of the Company. Principal products within this business segment include bicycles, basketball backboards and related products, and lawn and garden tools. Sales of bicycles represented 44.4 percent, 43.2 percent, and 45.0 percent of consolidated revenues of the Company for the years ended December 31, 1997, 1996 and 1995. Sales of basketball backboards, poles, goals and related products represented
         13.2 percent, 12.7 percent, and 15.2 percent of consolidated revenues of the Company for the years ended December 31, 1997, 1996, and 1995. Sales of lawn and garden tools represented 16.4 percent, 17.6 percent, and 14.8 percent of consolidated revenues of the Company for the years ended December 31, 1997, 1996, and 1995. Although to date the export business is not significant, the companies in the Consumer Products segment participate in various foreign markets and are actively involved in expanding export volume. On April 21, 1997, Huffy sold the assets of Gerry Baby Products Company and Gerry Wood Products Company to Evenflo Company, Inc.

         a.     Products, Marketing and Distribution
                ------------------------------------

                Huffy Bicycle Company: The Huffy(R) bicycle brand is the largest selling brand of bicycles sold in the United States. The full line of Huffy(R) bicycles is produced by Huffy Bicycle Company, a division of the Company, whose manufacturing facilities are located in Celina, Ohio, and Farmington, Missouri. In 1994, Huffy Bicycle Company opened the bicycle manufacturing facility in Farmington, Missouri to increase manufacturing flexibility and to reduce costs. Included in the Huffy(R) bicycle line are adult all purpose bicycles; adult all terrain bicycles; a series of innovative boys' and girls' 20" bicycles; a series of popular children's 12" and 16" sidewalk bicycles; and tricycles. In addition, in 1996, the Company purchased the Rebike business which produces a line of recumbent style bicycles and in December, 1997, the Company acquired the assets of Royce Union Bicycle Company, Inc. which holds a leading market position in the growing sporting goods distribution channel. Huffy(R) bicycles are extensively advertised and are sold predominantly through national and regional high volume retailers, a distribution network accounting for approximately 75 percent of all bicycles sold in the United States. Approximately 90 percent of Huffy Bicycle Company's bicycles are sold under the Huffy(R) brand name with the balance being sold under private label brands.

                Huffy Sports Company: Huffy Sports Company, a division of the Company located in Sussex, Wisconsin, is the leading supplier of basketball backboards, poles, goals, and related products and juvenile indoor portable basketball units for use at home. In 1997, the Company purchased the business and assets of Sure Shot(TM)/Hydra-Rib(TM) which produces basketball units for institutional and in-arena use. Huffy Sports Company products, many of which bear the logo of the National Basketball Association ("NBA") as well as the Huffy Sports(R) trademark, are sold predominately through national and regional high volume retailers in the United States.

                True Temper Hardware Company: True Temper Hardware Company, a wholly-owned subsidiary of the Company, is headquartered in Camp Hill, Pennsylvania. True Temper Hardware Company is one of three leading suppliers of non-powered lawn and garden tools and snow tools; products include long-handled shovels, hoes, forks, wheelbarrows, snow shovels, and rakes for use in the home and in agricultural, industrial and commercial businesses. In 1994, True Temper Hardware Company discontinued manufacturing spreaders and pruning tools and sold the assets used to produce such products, including its Anderson, South Carolina manufacturing facility. Manufacturing facilities are located in Camp Hill and Harrisburg, Pennsylvania. True Temper Hardware Company also owns four sawmill facilities located in Indiana, New York, Pennsylvania, and Vermont. In addition, True Temper Limited, an Irish Corporation and a wholly-owned subsidiary of the Company, has offices and a manufacturing facility in Whites Cross, Cork, Ireland. True Temper Hardware products are sold both directly, and through wholesale distributors, to national and regional high volume retailers and hardware stores. Over 88 percent of True Temper Hardware's products are sold under the True Temper(R) and Jackson(R) names; the remainder are sold under other names or under private labels. In 1996, True Temper acquired the Meaford wheelbarrow product line, solidifying True Temper Hardware Company's position as the manufacturer of the largest selling brand of wheelbarrows in North America. During 1994 and 1995, the Company substantially completed a plan to restructure the True Temper lawn and garden tool business to address inefficiencies in the manufacturing process and to improve future profitability of True Temper Hardware Company.

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

         c.     Patents, Trademarks and Licenses
                --------------------------------

                The patents, trademarks (including the registered trademarks "Huffy", "Huffy Sports", "Royce Union", "True Temper" and "Jackson"), licenses (including the license to use the NBA logo) and other proprietary rights of the companies in this segment are deemed important to the Company. The loss by the Company of its rights under any individual patent, trademark (other than "Huffy" or "True Temper"), license or other proprietary right used by this segment would not have a material adverse effect on the Company or the segment. The loss of the registered trademark "Huffy" or "True Temper" could have a material adverse effect on the Company and this segment. The Company has no reason to believe that anyone has rights to either the "Huffy" or "True Temper" trademarks for the products for which the Company uses such trademarks.

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

         e.     Competition and Customers
                -------------------------

                In the high volume retailer bicycle business, Huffy Bicycle Company has numerous competitors in the United States market, only two of which are deemed significant. Although importers in the aggregate provide significant competition, only one individual importer is deemed a significant competitor. Even though competition among domestic manufacturers and importers of bicycles is intense, Huffy Bicycle Company believes it is cost competitive in the high volume retailer bicycle market and maintains its position through continued efforts to improve manufacturing efficiency and product value. Huffy Bicycle Company's ability to provide its customers with low cost, innovative new products has enabled it to maintain its market position despite the marketing efforts of domestic competitors and competitors from Taiwan, China, and other nations. Huffy Sports Company has several competitors, but only one is deemed significant. Huffy Sports Company maintains its competitive position by offering its customers high quality, innovative products at competitive prices and by supporting its products with outstanding customer service. True Temper Hardware Company has numerous competitors in the United States and Canada, but considers only two competitors significant. True Temper Hardware Company believes it remains competitive by offering its customers in the residential, agricultural, industrial, and commercial markets competitively priced, high quality, innovative products. The loss by the Consumer Products segment of either of its two largest customers could result in a material adverse effect on the segment.

         SERVICES FOR RETAIL

         Huffy Service First, Inc. ("HSF") and Washington Inventory Service ("WIS") each provide certain services to retailers. Inventory, assembly, repair and merchandising services provided by WIS and HSF to their customers represented 26.0 percent, 26.5 percent, and 25.0 percent, of consolidated revenues of the Company for the years ended December 31, 1997, 1996, and 1995.

         a.     Products, Marketing and Distribution
                ------------------------------------

                Huffy Service First: HSF, a wholly-owned subsidiary of the Company, headquartered in Miamisburg, Ohio, serves the needs of major retailers in 50 states, Puerto Rico and the Virgin Islands by providing in-store and in-home assembly and repair, and in-store display services for a variety of products, including, among other things, bicycles, barbeque grills, physical fitness equipment, lawnmowers, and furniture. HSF is the only assembly service business of this kind available to high volume retailers on a nationwide basis. HSF also offers merchandising services (product resets and periodic maintenance of displays) to manufacturers who supply high volume retailers.

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

Sales to two customers aggregated over ten percent or more of the Company's consolidated revenues from each such customer for the year ended December 31, 1997, and the loss of either one of these customers could have a material adverse effect on the Company and its subsidiaries as a whole.

The number of persons employed full-time by the Company (excluding seasonal employees in the Services for Retail Segment) as of December 31, 1997, was 6,770 (2,673 employed by the Consumer Products Segment and 4,097 employed by the Services for Retail Segment).

ITEM 2. PROPERTIES: Location and general character of the principal plants and other materially important physical properties of the Company as of January 1, 1998.


--------------------------------------------------------------------------------
                                                                       Owned or
                                                                      Expiration
                                   Building                 Area         Date
Location                           Description              (Sq. Ft.)  of Lease
--------------------------------------------------------------------------------

San Diego, California        Offices (Services for Retail)   30,000      2004(1)

Farmington, Missouri         Offices, manufacturing and
                             warehouse facility
                             (Consumer Products)            412,052      2014(2)

Celina, Ohio                 Offices, manufacturing and
                             warehouse facility
                             (Consumer Products)            822,000      Owned

Miamisburg, Ohio             Offices and display facilities
                             (Corporate and Consumer
                             Products)                       47,000      2003(3)

--------------------------------------------------------------------------------
                                                                      Owned or
                                                                      Expiration
                        Building                          Area        Date
Location                Description                       (Sq. Ft.)   of Lease
--------------------------------------------------------------------------------
Miamisburg, Ohio        Offices and warehouse             42,682      2001(4)
                        facility (Services for Retail)

Camp Hill,              Offices, manufacturing and       391,690      2012(5)
Pennsylvania            distribution facility
                        (Consumer Products)

Harrisburg,             Offices and manufacturing        254,329      Owned
Pennsylvania            facility (Consumer Products)

Sussex, Wisconsin       Offices and manufacturing        192,000      2004(6)
                        facility (Consumer Products)

Whites Cross, Cork,     Offices and manufacturing         70,000      Owned
Ireland                 facility (Consumer Products)

(1) Subject to two consecutive options to renew for additional terms of five years each.

(2) The City of Farmington, Missouri financed the acquisition of the premises through the issuance of Industrial Development Revenue Bonds (Huffy Corporation Project) Series 1994 in the aggregate principal amount of $20,000,000 and leased the premises to the Company. The Company has an option to purchase during the term or at expiration of the lease.

(3) Subject to an option to purchase during the term of or at the expiration of the lease, and if the option is not exercised at the expiration of the lease, the Company automatically receives an extension of the term for up to 12 months or until the property is sold, whichever time period is shorter.

(4)  Subject to one option to renew for an additional term of five years.

(5) Subject to one option to renew for an additional term of five years and an option to purchase.

(6) Subject to an option to purchase during the term of or at the expiration of the lease.

There are no encumbrances on the Celina, Ohio, Harrisburg, Pennsylvania, and Whites Cross, Cork, Ireland properties which are owned. All of the Company's facilities are in good condition and are considered suitable for the purposes for which they are used. The Camp Hill, Pennsylvania, and Celina, Ohio manufacturing facilities normally operate on a two full shift basis, with third shift operations scheduled as needed to meet seasonal production requirements. The Farmington, Missouri, and Harrisburg, Pennsylvania manufacturing facilities normally operate on a two full shift basis. The Whites Cross, Cork, Ireland and Sussex, Wisconsin manufacturing facilities normally operate on a one full shift basis, with second shift operations scheduled as needed at the Sussex, Wisconsin facility.

ITEM 3.        LEGAL PROCEEDINGS

The Company is not a party, nor is its property subject, to any material pending legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.




                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

The market information and other related security holder matters pertaining to the Common Stock of the Company set forth in Exhibit 13 under (i) the captions entitled Common Stock and Shareholder Information, and (ii) notes 7 and 8 (Preferred Stock, and Common Stock and Common Stock Plans) to the consolidated financial statements, are contained in the Company's Annual Report to Shareholders for the year ended December 31, 1997, and are hereby incorporated herein by reference.

ITEM 6.        SELECTED FINANCIAL DATA

Selected unaudited financial data for each of the last 10 calendar years set forth in Exhibit 13 under the caption entitled Ten-Year Financial and Operating Review (Unaudited) is contained in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, and is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and analysis of financial condition and results of operations set forth in Exhibit 13 under the caption entitled Management's Discussion and Analysis of Financial Conditions and Results of Operations and note 6 (Lines of Credit and Long-Term Obligations) to the consolidated financial statements, are contained in the Company's Annual Report to Shareholders for the year ended December 31, 1997, and are hereby incorporated herein by reference.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information set forth in Exhibit 13 under the captions entitled Independent Auditor's Report and Consolidated Balance Sheets, Consolidated Statements of Operation, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders' Equity, and Notes to Consolidated Financial Statements, is contained in the Company's Annual Report to Shareholders for the year ended December 31, 1997, and is hereby incorporated herein by reference. See also the information contained in Item 14 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company
------------------------

The name, age and background information for each of the Company's Directors is set forth in the section entitled ELECTION OF DIRECTORS and the table therein contained in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

Executive Officers of the Company
---------------------------------

The Executive Officers are elected annually to their respective positions, effective at the April meeting of the Board of Directors. The Executive Officers of the Company at March 9, 1998, were as follows:

--------------------------------------------------------------------------------

    Name               Age           Position                    Officer Since

--------------------------------------------------------------------------------

Stanley H. Davis        53       Vice President - Human          July, 1997
                                 Resources and Organization
                                 Development

Thomas A. Frederick     43       Vice President - Finance and    December, 1994
                                 Chief Financial Officer

Don R. Graber           54       Chairman of the Board,          July, 1996
                                 President and Chief
                                 Executive Officer


Timothy G. Howard       51       Vice President - Controller     September, 1978

Nancy A. Michaud        51       Vice President - General        February, 1993
                                 Counsel and Secretary


Prior to being elected Vice President-Human Resources and Organization Development, Mr. Davis was Vice President-Human Resources and Organization Development of Triangle Wire and Cable, Inc. and Vice President Administration of Ocean View Capital, Inc. Prior to being elected an Executive Officer in 1994, Mr. Frederick was President and General Manager of Huffy Service First, Inc. Prior to being elected Chairman, President and Chief Executive Officer in 1997, Mr. Graber was President and Chief Operating Officer since 1996; prior thereto, Mr. Graber was President of Worldwide Household Products Group and Group Vice President of The Black and Decker Corporation from 1994; prior thereto, Mr. Graber was President of the International Group of The Black and Decker Corporation from 1991 to 1994. Prior to being elected Vice President - General Counsel and Secretary in 1994, Ms. Michaud was Vice President - General Counsel and Assistant Secretary of the Company; prior thereto, Ms. Michaud was General Counsel and Assistant Secretary of the Company in 1993.

ITEM 11.       EXECUTIVE COMPENSATION

Information on executive compensation set forth in the section entitled EXECUTIVE COMPENSATION and the tables therein, is contained in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders, and is hereby incorporated herein by reference. Notwithstanding anything to the contrary set forth herein or in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Form 10-K, the section entitled REPORT OF COMPENSATION COMMITTEE and the Performance Graph which is set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders are not deemed to be incorporated by reference in this Form 10-K.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of shares of Common Stock of the Company beneficially owned by each Director and by all Directors and Officers as a group as of January 2, 1998, set forth in the section entitled SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, and the table therein, is contained in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on certain transactions with management set forth in the section entitled CERTAIN RELATIONSHIPS AND OTHER RELATED TRANSACTIONS is contained in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.


                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Documents

       (1) The following Consolidated Financial Statements of the Company included in the Company's Annual Report to Shareholders are incorporated by reference as part of this Report at Item 8 hereof:

                      Consolidated Balance Sheets as of December 31, 1997, and 1996.

                      Consolidated Statements of Operations for the years ended December 31, 1997, 1996, and 1995.

                      Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995.

                      Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996, and 1995.

                      Notes to Consolidated Financial Statements.

              The Annual Report to Shareholders for the year ended December 31, 1997, is not deemed to be filed as part of this Report, with the exception of the items incorporated by reference in Items 1, 5, 6, 7 and 8 of this Report and those financial statements and notes thereto listed above.

       (2) The Accountants' Report on Consolidated Financial Statements and the following Financial Statement Schedule of the Company is included as part of this Report at Item 8 hereof:

              Schedule II. Valuation and Qualifying Accounts - years ended December 31, 1997, 1996, and 1995.

              All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

       (3) The exhibits shown in "Index to Exhibits" are filed as a part of this Report.

(b)    Reports on Form 8-K
       -------------------

During the fiscal quarter ended December 31, 1997, the Company filed no report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUFFY CORPORATION


By /s/ Don R. Graber                                   Date: March 6, 1998
   ----------------------------
     Don R. Graber
     Chairman of the Board, President
     and Chief Executive Officer
     (Principal Executive Officer)
     and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Thomas A. Frederick                                Date: March 6, 1998
----------------------------------------
Thomas A. Frederick
Vice President - Finance and Chief
Financial Officer (Principal
Financial Officer)


/s/ Timothy G. Howard                                  Date: March 6, 1998
----------------------------------------
Timothy G. Howard
Vice President - Controller
(Principal Accounting Officer)


/s/ William A. Huffman                                 Date: February 12, 1998
----------------------------------------
William A. Huffman, Director


/s/ Linda B. Keene                                     Date: February 12, 1998
----------------------------------------
Linda B. Keene, Director


/s/ Jack D. Michaels                                   Date: February 12, 1998
----------------------------------------
Jack D. Michaels, Director


/s/ Donald K. Miller                                   Date: February 12, 1998
----------------------------------------
Donald K. Miller, Director


/s/ James F. Robeson                                   Date: February 12, 1998
----------------------------------------
James F. Robeson, Director

/s/ Patrick W. Rooney                                  Date: February 12, 1998
----------------------------------------
Patrick W. Rooney, Director


/s/ Geoffrey W. Smith                                  Date: February 12, 1998
----------------------------------------
Geoffrey W. Smith, Director


/s/ Thomas C. Sullivan                                 Date: February 12, 1998
----------------------------------------
Thomas C. Sullivan, Director


/s/ Joseph P. Viviano                                  Date: February 12, 1998
----------------------------------------
Joseph P. Viviano, Director

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------
                         ON FINANCIAL STATEMENT SCHEDULE
                         -------------------------------

The Board of Directors,
Huffy Corporation:

Under date of February 6, 1998, we reported on the consolidated balance sheets of Huffy Corporation and subsidiaries as of December 31, 1997, and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in Part IV, Item 14(a)(2) of Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                              /S/ KPMG PEAT MARWICK LLP
                                              ---------------------------------
                                              KPMG PEAT MARWICK LLP
Cincinnati, Ohio
March 18, 1998

                          INDEPENDENT AUDITORS' CONSENT
                          -----------------------------


The Board of Directors,
Huffy Corporation:

We consent to the incorporation by reference in the Registration Statements, and the Prospectuses constituting part thereof, of (i) the Form S-8 Registration Statement (No. 33-25487) pertaining to the 1988 Stock Option Plan and Restricted Share Plan; (ii) the Form S-8 Registration Statement (No. 33-25143) pertaining to the 1987 Director Stock Option Plan; (iii) the Form S-8 Registration Statement (Nos. 33-28811 and 33-42724) pertaining to the 1989 Employee Stock Purchase Plan; (iv) the Form S-8 Registration Statement (No. 33-44571) pertaining to five company savings plans and (v) the Form S-8 Registration Statement (No. 33-60900) pertaining to the W.I.S. Savings Plan of our report dated February 6, 1998, relating to the consolidated balance sheets of Huffy Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, which report appears in the 1997 Annual Report to Shareholders, which is incorporated by reference in the Company's 1997 Annual Report on Form 10-K and our report dated February 6, 1998, relating to the financial statement schedule for each of the years in the three-year period ended December 31, 1997, which report appears in the Company's 1997 Annual Report on Form 10-K.


                                              /S/ KPMG PEAT MARWICK LLP
                                              ---------------------------------
                                              KPMG PEAT MARWICK LLP
Cincinnati, Ohio
March 18, 1998

                                HUFFY CORPORATION
                  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                          (DOLLAR AMOUNTS IN THOUSANDS)



                                                         BALANCE AT       ADDITIONS CHARGED                    BALANCE
                                                         BEGINNING          TO COSTS AND       DEDUCTIONS      AT END
                                                         OF PERIOD            EXPENSES           (NOTE)      OF PERIOD
                                                         ---------        ----------------      ---------    ----------
Reserves deducted from assets to which they apply:
 Allowance for doubtful accounts:

    Year ended December 31, 1997                           $1,437              2,085            (1,060)       2,462

    Year ended December 31, 1996                           $1,449              1,197            (1,209)       1,437

    Year ended December 31, 1995                           $1,493                943              (987)       1,449

  Inventory obsolescence:

    Year ended December 31, 1997                           $2,181              2,541            (1,947)       2,775

    Year ended December 31, 1996                           $1,891              3,059            (2,769)       2,181

    Year ended December 31, 1995                           $2,160              1,191            (1,460)       1,891

  Reserves which support the balance sheet caption, Reserves
  Restructuring Reserve:

    Year ended December 31, 1997                                -                  -                  -           -

    Year ended December 31, 1996                           $1,830                  -            (1,830)           -

    Year ended December 31, 1995                           $2,033              2,152[1]         (2,355)       1,830

Note: Represents accounts written off, less recoveries for allowance for doubtful accounts. Represents inventory written off, less scrap value for inventory obsolescence.


[1] Represents net restructure charge for personnel reductions and the negotiation of a concessionary labor contract.

                                INDEX TO EXHIBITS
                                -----------------


Exhibit                                                          Form 10-K
   No.                                                            Exhibits
-------       -------------------------------------------------  ----------

  3.a         Amended Articles of Incorporation, dated June 16,       *
              1995, incorporated by reference to Exhibit (3)(i) to Form 10-Q for the quarter ended June 30, 1995

  3.b         Code of Regulations, as amended, dated April 28,        *
              1995, incorporated by reference to Exhibit (3)(ii) to Form 10-Q for the quarter ended June 30, 1995

  4.a         Specimen Common Stock Certificate of Huffy              ***
              Corporation

  4.b         Note Purchase Agreement, dated June 24, 1988,           *
              among Huffy Corporation, The Prudential Insurance
              Company of America and Pruco Life Insurance
              Company, incorporated by reference to Exhibit (4)
              to Form 10-Q for the fiscal quarter ended June 30,
              1988

  4.c         Amendment, dated as of December 20, 1993, to Note       *
              Purchase Agreement, dated June 24, 1988, among
              Huffy Corporation, The Prudential Insurance
              Company of America and Pruco Life Insurance
              Company, incorporated by reference to Exhibit
              (4)(c) to Form 10-K for the fiscal year ended
              December 31, 1993

  4.d         Second Amendment, dated as of December 30, 1997,        ***
              to Note Purchase Agreement, dated June 24, 1988, among Huffy Corporation, The Prudential Insurance
              Company of America and Pruco Life Insurance
              Company

  4.e         Rights Agreement, dated as of December 16, 1988,        *
              between Huffy Corporation and Bank One,
              Indianapolis, National Association, incorporated by reference to Exhibit (4)(n) to Form 10-K for the fiscal year ended December 31, 1988

  4.f         Amendment, dated as of August 23, 1991, to Rights       *
              Agreement, dated as of December 16, 1988, between Huffy Corporation and Bank One, Indianapolis,
              National Association, incorporated by reference to Form 8-K, dated August 23, 1991

  4.g         Amendment, dated as of December 9, 1994, to Rights      *
              Agreement, dated as of December 16, 1988, as amended August 23, 1991, between Huffy Corporation and Bank One, Indianapolis, National Association, incorporated by reference to Form 8-K, dated
              December 22, 1994

  4.h         Note Agreement, dated as of December 1, 1990,           *
              among Huffy Corporation and Nationwide Life
              Insurance Company, Employees Life Insurance
              Company of Wausaw and Financial Horizons Life
              Insurance Company in connection with the issuance
              and sale of $30,000,000 Huffy Corporation 9.62%
              Senior Notes, Series A, due December 1, 2000,
              incorporated by reference to Exhibit (4)(j) to
              Form 10-K for the fiscal year ended December 31,
              1990

  * Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1997.

  4.i         Amendment, dated as of December 30, 1997, to Note      ***
              Agreement, dated as of December 1, 1990, among Huffy Corporation and Nationwide Life Insurance
              Company, Employees Life Insurance Company of
              Wausaw and Financial Horizons Life Insurance
              Company in connection with the issuance and sale of $30,000,000 Huffy Corporation 9.62% Senior
              Notes, Series A, due December 1, 2000

  4.j         Credit Agreement, dated as of April 21, 1992,          *
              among Huffy Corporation, Bank One, Dayton, N.A.,
              NBD Bank, N.A., Security Pacific National Bank, and Society National Bank, individually and as agent, in connection with revolving loans up to an aggregate amount of $50,000,000 to Huffy
              Corporation, incorporated by reference to Exhibit
              (4)(g) to Form 10-K for the fiscal year ended
              December 31, 1992

10.a          Lease, effective as of October 29, 1992, between       *
              SELCO Service Corporation and Gerry Baby Products
              Company, incorporated by reference to Exhibit
              (10)(b) to Form 10-K for the fiscal year ended
              December 31, 1992

10.b          Lease, effective as of December 29, 1993, between      *
              SELCO Service Corporation and Huffy Corporation,
              incorporated by reference to Exhibit (10)(c) to
              Form 10-K for the fiscal year ended December 31,
              1993

10.c          Special Deferred Compensation Agreements, as           *
              amended, between Huffy Corporation and certain of its officers and key employees, in substantially the forms incorporated by reference to Exhibit
              (ix) to Form 10-K for the fiscal year ended June
              24, 1977, to Exhibit (2) to Form 10-Q for the fiscal quarter ended September 23, 1983, and to Exhibit (19)(c) to Form 10-Q for the fiscal quarter ended September 30, 1986

10.d          Deferred Compensation Agreements, as amended,          *
              between Huffy Corporation and certain of its officers and key employees, in substantially the forms incorporated by reference to Exhibit (vi) to Form 10-K for the fiscal year ended June 29, 1979, and to Exhibit (3) to Form 10-Q for the fiscal quarter ended September 23, 1983

10.e          Form of Severance Pay Agreements, as revised and       ***
              restated, between Huffy Corporation and its Officers

10.f          Description of Executive Medical Reimbursement         *
              Plan between Huffy Corporation and certain executive officers and key employees, incorporated by reference to Exhibit (10)(n) to Form 10- K for the fiscal year ended December 31, 1989

10.g          Long Term Incentive Compensation Program               ***

10.h          Huffy Corporation Capital Accumulation Plan            *
              Participation Agreement, between Huffy Corporation
              and certain of its officers, in substantially the
              forms incorporated by reference to Exhibit (19)(a)
              to Form 10-Q for the fiscal quarter ended
              September 30, 1985, and to Exhibit 19(b) to Form
              10-Q for the fiscal quarter ended September 30,
              1986

  * Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1997.

10.i          Huffy Corporation Capital Accumulation Program         *
              Participation Agreement, between Huffy Corporation and certain of its directors, in substantially the forms incorporated by reference to Exhibit (19)(b) to Form 10-Q for the fiscal quarter ended
              September 30, 1985, and to Exhibit 19(b) to Form
              10-Q for the fiscal quarter ended June 30, 1986

10.j          Description of supplemental group life insurance       *
              arrangement between Huffy Corporation and certain officers and key employees, incorporated by reference to Exhibit (10)(aa) to Form 10-K for the fiscal year ended December 31, 1991

10.k          Description of financial planning and tax              *
              preparation services between Huffy Corporation and certain officers and key employees, incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended December 31, 1993

10.l          Performance Incentive Plan of Huffy Corporation        ***
              for 1998

10.m          Retirement Agreement, dated as of December 22,         ***
              1997, between Huffy Corporation and Richard L.
              Molen

10.n          Supplemental Benefit Agreement, dated as of June       *
              21, 1996, between Huffy Corporation and Don R.
              Graber, incorporated by reference to Exhibit 10.u to Form 10-K for the fiscal year ended December
              31, 1996

10.o          Supplemental/Excess Benefit Plan, dated as of          *
              January 1, 1988, incorporated by reference to Exhibit (10)(aa) to Form 10-K for the fiscal year ended December 31, 1987

10.p          First Amendment to Huffy Corporation                   *
              Supplemental/Excess Benefit Plan, effective as of January 1, 1988, incorporated by reference to Exhibit (10)(ee) to Form 10-K for the fiscal year ended December 31, 1990

10.q          Second Amendment to Huffy Corporation                  *
              Supplemental/Excess Benefit Plan, dated as of June
              30, 1991, incorporated by reference to Exhibit
              (10)(y) to Form 10-K for the fiscal year ended
              December 31, 1994

10.r          Third Amendment to Huffy Corporation                   *
              Supplemental/Excess Benefit Plan, dated as of June
              27, 1994, incorporated by reference to Exhibit
              (10)(2) to Form 10-K for the fiscal year ended
              December 31, 1994

10.s          Fourth Amendment to Huffy Corporation                  ***
              Supplemental/Excess Benefit Plan dated as of May
              26, 1995

10.t          Fifth Amendment to Huffy Corporation                   *
              Supplemental/Excess Benefit Plan, effective as of July 15, 1996, incorporated by reference to
              Exhibit 10.z to Form 10-K for the fiscal year ended December 31, 1996

  * Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1997.

10.u          Sixth Amendment to Huffy Corporation                  ***
              Supplemental/Excess Benefit Plan, effective as of June 15, 1997

10.v          Seventh Amendment to Huffy Corporation                ***
              Supplemental/Excess Benefit Plan, effective as of December 22, 1997

10.w          Form of Restricted Share Agreements between Huffy     ***
              Corporation and its Officers, subject to shareholder approval of the Huffy Corporation 1998
              Restricted Share Plan

10.x          Huffy Corporation Master Benefit Trust Agreement       *
              as Restated, dated June 9, 1995, incorporated by reference to Exhibit 10.aa for Form 10-K for the fiscal year ended December 31, 1995

10.y          First Amendment to Huffy Corporation Master            *
              Benefit Trust Agreement as Restated, effective as of July 25, 1996, incorporated by reference to
              Exhibit 10.bb to Form 10-K for the fiscal year ended December 31, 1996

10.z          Huffy Corporation 1987 Director Stock Option Plan,     *
              incorporated by reference to Exhibit 19(a) to Form
              10-Q for the fiscal quarter ended June 30, 1988

10.aa         First Amendment to Huffy Corporation 1987 Director     *
              Stock Option Plan, effective as of April 30, 1991,
              incorporated by reference to Exhibit (10)(nn) to
              Form 10-K for the fiscal year ended December 31,
              1991

10.bb         Second Amendment to Huffy Corporation 1987             *
              Director Stock Option Plan, effective as of
              December 15, 1991, incorporated by reference to Exhibit (10)(oo) to Form 10-K for the fiscal year ended December 31, 1991

10.cc         Third Amendment to Huffy Corporation 1987 Director     *
              Stock Option Plan, effective as of February 15,
              1996, incorporated by reference to Exhibit 10.ff to Form 10-K for the fiscal year ended December
              31, 1996

10.dd         Huffy Corporation 1988 Stock Option Plan and           *
              Restricted Share Plan, as amended, incorporated by reference to Exhibit 19(b) to Form 10-Q for the fiscal quarter ended June 30, 1988; to Exhibit A to the Company's Proxy Statement dated March 13,
              1992 for the Annual Meeting of Shareholders held
              April 24, 1992; and to Annex I to the Company's
              Proxy Statement dated March 7, 1996 for the Annual
              Meeting of Shareholders held April 26, 1996

10.ee         Subscription Agreement between Huffy                   ***
              Corporation and Don R. Graber

10.ff         Huffy Corporation 1990 Directors' Retirement Plan      *
              incorporated by reference to Exhibit (10)(qq) to
              Form 10-K for the fiscal year ended December 31,
              1991

10.gg         First Amendment to Huffy Corporation 1990              *
              Directors' Retirement Plan, effective as of February 15, 1996, incorporated by reference to
              Exhibit 10.ii to Form 10-K for the fiscal year ended December 31, 1996

* Indicates that the Exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the Exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1997.

10.hh         Second Amendment to Huffy Corporation 1990             *
              Directors' Retirement Plan, effective as of February 15, 1996, incorporated by reference to
              Exhibit 10.jj to Form 10-K for the fiscal year ended December 31, 1996

10.ii         Description of Huffy Corporation Executive             *
              Automobile Policy incorporated by reference to
              Exhibit 10(ii) to Form 10-K for the fiscal year ended December 31, 1994

                          OTHER FILINGS
                          -------------

13.           Certain sections of the Annual Report to               ***
              Shareholders for fiscal year ended December 31,
              1997

19.           Schedule of certain documents substantially            ***
              identical to filed documents with parties thereto and other material differing details

22. List of all direct and indirect Subsidiaries of the registrant:

                                                    Jurisdiction in
              Name of Subsidiary                    which Incorporated
              -------------------                   ------------------
              Hufco Company                         Colorado
              Hufco - Delaware Company              Delaware
              Huffy FSC, Inc.                       Virgin Islands
              Huffy International Finance, N.V.     Netherlands Antilles
              Huffy Risk Management, Inc.           Ohio
              Huffy Service First, Inc.             Ohio
              Huffy Sports, Inc.                    Wisconsin
              Royce Union Bicycle Company           Ohio
              Snugli-Canada, Ltd.                   British Columbia, Canada
              True Temper Hardware Company          Ohio
              True Temper Limited                   Whites Cross, Cork, Ireland
              Washington Inventory Service          California

27.           Financial Data Schedules              ***

  * Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1997.