Form 10-Q
period 1998-03-31
HUFFY CORP
filed 1998-04-17
CIK 225463

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                    March 31, 1998
                 ---------------------------------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------

Commission file number                 1-5325
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

                                    No Change
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                                    Yes    No
                                       ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding Shares:       12,443,141           as of       April 17, 1998
                    --------------------------       --------------------------

                                HUFFY CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar Amounts in Thousands, Except Per Share Data)


                                               Three Months Ended
                                                    March 31,
                                         -------------------------------
                                            1998                 1997
                                         -----------         -----------

Net sales                                $   182,305         $   171,927
Cost of sales                                149,838             144,505
                                         -----------         -----------

            Gross profit                      32,467              27,422

Selling, general and
     administrative expenses                  24,155              19,979
                                         -----------         -----------

            Operating income                   8,312               7,443

Other expense (income)
        Interest expense                       2,042               2,092
        Interest income                          (53)                (18)
        Other                                    189                 802
                                         -----------         -----------

        Earnings before
            income taxes                       6,134               4,567

Income tax expense                             2,348               1,623
                                         -----------         -----------

        Earnings from continuing
            operations                         3,786               2,944

Discontinued operations:
     Earnings from discontinued
        operations, net of income
        tax expense of $249                       --                 462
                                         -----------         -----------

        Net earnings                     $     3,786         $     3,406
                                         ===========         ===========

Earnings per common share:
  Basic:
       Weighted average
        number of common shares           12,531,939          13,301,262
                                         ===========         ===========

       Earnings from continuing
        operations                       $      0.30         $      0.22
       Discontinued operations                    --         $      0.04
                                         -----------         -----------
            Net earnings per
               common share              $      0.30         $      0.26
                                         ===========         ===========
  Diluted:
       Weighted average
        number of common shares           12,714,461          13,454,135
                                         ===========         ===========

       Earnings from continuing
        operations                       $      0.30         $      0.22
       Discontinued operations                    --         $      0.03
                                         -----------         -----------
            Net earnings per             $      0.30         $      0.25
               common share              ===========         ===========


See accompanying notes to interim consolidated financial statements.

                                HUFFY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts In Thousands)



                                                            March 31,     December 31,
                                                              1998            1997
                                                           ----------     ------------
ASSETS

Current assets:
    Cash and cash equivalents                               $    243        $  2,142
    Accounts and notes receivable, net                       144,825         109,957
    Inventories                                               91,947          81,692
    Prepaid expenses and federal income taxes                 17,713          19,065
                                                            --------        --------

           Total current assets                              254,728         212,856
                                                            --------        --------

Property, plant and equipment, at cost                       209,879         206,724
    Less:  accumulated depreciation and amortization         130,701         127,258
                                                            --------        --------

           Net property, plant and equipment                  79,178          79,466

Excess of cost over net assets acquired, net                  21,153          21,355
Deferred federal income taxes                                  4,773           4,773
Other assets                                                   4,455           5,043
                                                            --------        --------

                                                            $364,287        $323,493
                                                            ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable                                             88,003          43,000
    Current installments of long-term obligations              7,787           7,786
    Accounts payable                                          42,385          40,280
    Accrued expenses and other current liabilities            45,744          49,424
                                                            --------        --------

           Total current liabilities                         183,919         140,490
                                                            --------        --------

Long-term obligations, less current installments              36,160          36,184
Other long-term liabilities                                   34,781          33,980
                                                            --------        --------

           Total liabilities                                 254,860         210,654
                                                            --------        --------

Shareholders' equity:
    Preferred stock                                               --              --
    Common stock                                              16,491          16,475
    Additional paid-in capital                                64,097          63,885
    Retained earnings                                         84,920          82,302
    Less:  cost of treasury shares                            56,081          49,823
                                                            --------        --------

           Total shareholders' equity                        109,427         112,839
                                                            --------        --------

                                                            $364,287        $323,493
                                                            ========        ========


See accompanying notes to interim consolidated financial statements.

                                HUFFY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)


                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                --------------------------------
                                                                                     1998             1997
                                                                                  ----------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings from continuing operations                                            $  3,786         $  2,944

Adjustments to reconcile net earnings to net cash used in
operating activities:
    Depreciation and amortization                                                     4,681            4,569
    Loss on sale of property, plant and equipment                                        --               --
    Changes in assets and liabilities:
        Accounts and notes receivable, net                                          (34,868)         (50,174)
        Inventories                                                                 (10,255)         (14,832)
        Prepaid expenses and federal income taxes                                     1,352              539
        Other assets                                                                    439              163
        Accounts payable                                                              2,105           38,187
        Accrued expenses and other current liabilities                               (3,651)           2,147
        Other long-term liabilities                                                     801            1,129
        Other                                                                          (108)            (166)
                                                                                   --------         --------

             Net cash used in continuing operating activities                       (35,718)         (15,494)

Discontinued operations:
    Earnings from discontinued operations                                                --              462
    Items not affecting cash, net                                                        --            1,280
    Cash used for discontinued operations                                                --          (11,526)
                                                                                   --------         --------

             Net cash used in discontinued operating activities                          --           (9,784)

             Net cash used in operating activities                                  (35,718)         (25,278)

============================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                             (4,057)          (4,837)
    Proceeds from sale of property, plant and equipment                                  15               --
                                                                                   --------         --------

        Net cash used in investing activities                                        (4,042)          (4,837)

============================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:

    Net increase in short-term borrowings                                            45,003           31,610
    Reduction of long-term debt                                                         (23)            (261)
    Issuance of common shares                                                           228              270
    Purchase of treasury shares                                                      (6,258)          (1,797)
    Dividends paid                                                                   (1,089)          (1,137)
                                                                                   --------         --------

        Net cash provided by financing activities                                    37,861           28,685

============================================================================================================
Net change in cash and cash equivalents
Cash and cash equivalents:                                                           (1,899)          (1,430)

        Beginning of the year                                                         2,142            2,048
                                                                                   --------         --------
        End of the three month period                                                   243              618

============================================================================================================

See accompanying notes to interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar Amounts in Thousands)



Note 1: Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Shareholders for the year ended December 31, 1997 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Huffy Corporation as of March 31, 1998. All such adjustments are of a normal recurring nature.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------

                        THREE MONTHS ENDED MARCH 31, 1998
                                 COMPARED TO THE
                        THREE MONTHS ENDED MARCH 31, 1997
              (Dollar Amounts in Thousands, Except Per Share Data)

NET EARNINGS (LOSS)
-------------------
Huffy Corporation ("Huffy" or "Company") had net earnings from continuing operations of $3,786, or $0.30 per common share for the quarter ended March 31, 1998, compared to $2,944, or $0.22 per common share for the same period last year. The improvement in net earnings is attributed to innovative new products and services, brand development and channel expansion, a company-wide focus on cost reduction, and complementary bolt-on acquisitions. The first quarter 1998 results were not impacted by the Company's juvenile products business which was sold to Evenflo Company, Inc. in April, 1997. In the first quarter of 1997, the juvenile products business reported net sales of $32,821 and net earnings of $462, or $0.03 per common share.

NET SALES
---------
Net sales from continuing operations for the quarter ended March 31, 1998 were $182,305, an increase from the sales level of $171,927 for the same quarter in 1997. For the three months ended March 31, 1998, net sales in the Consumer Products segment increased due to strong seasonal demand for bicycles and basketball systems, and the continued diversification in the lawn and garden tools business. In the Services for Retail segment, net sales increased primarily in the inventory services business.

GROSS PROFIT
------------
Gross profit for the quarter ended March 31, 1998 was $32,467, up from the $27,422 achieved in the first quarter of 1997. Expressed as a percentage of net sales, gross profit for the first quarter of 1998 was 17.8% compared to 15.9% for the first quarter of 1997. Gross profit for the Consumer Products segment increased primarily due to a higher margin product mix and the positive impact of the Continuous Rapid Improvement program to offset continued unfavorable pricing pressures. In the Services for Retail segment gross margins declined slightly due to the tight labor market across the nation and continued competitive pressures in the marketplace.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative expenses were $24,155 for the first quarter of 1998, compared to $19,979 for the same period in 1997. Expressed as a percentage of net sales, selling, general and administrative expenses for the quarter ended March 31, 1998 was 13.2% compared to 11.6% for the first quarter of 1997. The increase in selling, general and administrative expenses for the quarter ended March 31, 1998 is primarily due to increased commissions, customer service, and distribution costs related to the increased sales in both the Consumer Products and Services for Retail segments. Selling, general and administrative costs for 1997 were favorably impacted by an environmental insurance recovery.

SALE OF JUVENILE PRODUCTS BUSINESS
----------------------------------
On April 21, 1997, the Company sold the assets of its juvenile products business, Gerry Baby Products Company to Evenflo Company, Inc., for $73 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
There have been no other significant changes in the Company's liquidity and capital resources as of March 31, 1998 from those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company's balance sheet reflects fluctuations in both current assets and current liabilities attributable to seasonal changes in the operations of its businesses.

ENVIRONMENTAL
-------------
As disclosed in the Company's Annual Report to Shareholders for the year ended December 31, 1997, the Company, along with others, has been designated as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (the "EPA") with respect to claims involving the discharge of hazardous substances into the environment in the Baldwin Park operable unit of the San Gabriel Valley Superfund site ("Superfund"). Currently, the Company, along with other PRPs, the San Gabriel Basin Water Quality Authority and numerous local water districts are working with the EPA on a mutually satisfactory remedial plan. In developing its estimate of environmental remediation costs, the Company considers, among other things, currently available technological solutions, alternative cleanup methods and risk-based assessments of the contamination and, as applicable, an estimation of its proportionate share of remediation costs. The Company may also make use of external consultants, and consider, when available, estimates by other PRPs and governmental agencies and information regarding the financial viability of other PRPs. The Company believes it is unlikely that it will incur substantial previously unanticipated costs as a result of failure by other PRPs to satisfy their responsibilities for remediation costs. On May 15, 1997, the Company, along with other PRPs, received special notice letters from the EPA requesting a good faith offer of remediation for the Superfund. Such response has currently been postponed. Based upon information currently available, such future costs are not expected to have a material adverse effect on the Company's financial condition, liquidity, or its ongoing results of operations. However, such costs could be material to results of operations in a future period.

Please see the Company's meaningful cautionary statements regarding forward looking statements contained in the Company's report on Form 8-K filed with the Securities and Exchange Commission on April 1, 1998 which is hereby incorporated herein by reference.

PART II -- OTHER INFORMATION

ITEM 4.    ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                   ---------------------------------------------------

The Annual Meeting of Shareholders of the Company was held April 17, 1998. At such meeting, the Shareholders of the Company elected as Directors Don R. Graber, Linda B. Keene, and Thomas C. Sullivan, each for a three year term expiring in 2001. Shares were voted as follows: FOR: Don R. Graber (11,395,210), Linda B. Keene (11,394,781), and Thomas C. Sullivan (11,396,444); WITHHELD (including broker non-votes): Don R. Graber (101,112), Linda B. Keene (101,541), and Thomas C. Sullivan (99,878).

The Shareholders also approved the 1998 Director Stock Option Plan, the 1998 Key Employee Stock Plan, and the Restricted Share Plan. In connection with the approval of the 1998 Director Stock Option Plan, there were 10,817,745 shares voted for approval of the 1998 Director Stock Option Plan, 583,065 shares cast against, and 95,512 shares cast to abstain (including broker non-votes). In connection with the approval of the 1998 Key Employee Stock Plan, there were 10,690,942 shares voted for approval of the 1998 Key Employee Stock Plan, 728,525 shares cast against, and 76,855 shares cast to abstain (including broker non-votes). In connection with the approval of the Restricted Share Plan, there were 10,906,890 shares voted for approval of the Restricted Share Plan, 487,974 shares cast against, and 101,458 shares cast to abstain (including broker non-votes).

In addition, the Shareholders also ratified the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for calendar year 1998. In connection with such ratification, 11,438,399 shares were voted for ratification, 19,273 shares cast against, and 38,650 shares cast to abstain (including broker non-votes).

The Shareholders also voted on two shareholder proposals. Shareholders voted to approve Shareholder Proposal No. 1 to declassify the Board of Directors. In connection with such proposal, there were 6,032,855 shares voted for the proposal, 4,125,750 shares cast against, and 138,819 shares cast to abstain and 1,198,898 broker non-votes. The Shareholders voted against Shareholder Proposal No. 2 to sell the Company. In connection with such proposal, there were 1,328,220 shares voted for the proposal, 8,822,741 shares cast against, and 146,464 shares cast to abstain, and 1,198,897 broker non-votes.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

           a. Exhibits - The Exhibits, as shown in the "Index of Exhibits", attached hereto as page 10, are filed as a part of this Report.

           b. The Company filed one report on Form 8-K, dated March 31, 1998, which was filed with the Securities and Exchange Commission on April 1, 1998 setting forth cautionary statements for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HUFFY CORPORATION, registrant



     April 17, 1998                      /s/ Timothy G. Howard
------------------------------------     ---------------------------------
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