Form 10-K405/A
period 1997-12-31
HUFFY CORP
filed 1998-05-07
CIK 225463

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

                -------------------------------------------------

                                    PART II

Huffy Corporation's Form 10-K for the fiscal year ended December 31, 1997 is hereby amended by adding the attached Exhibit Number 13 to the Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

HUFFY CORPORATION
(Registrant)

By: /s/ Nancy A. Michaud
    --------------------
(Signature)

Title: Vice President - General Counsel and Secretary