Form 10-Q
period 1998-06-30
HUFFY CORP
filed 1998-08-13
CIK 225463

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                June 30,1998
                 ---------------------------------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              --------------------------  ----------------------

Commission file number             1-5325
                      ----------------------------------------------------------

                                Huffy Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Ohio                                         31-0326270
-------------------------------                    ------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                  225 Byers Road, Miamisburg, Ohio     45342-0761
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

                                    Yes   X     No
                                       -------    -------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                    Yes         No
                                       -------    -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding Shares:        12,191,303           as of       August 10, 1998
                    ----------------------------       -------------------------


"Index of Exhibits" is page 10 herein                         Page 1 of 10
                                                       -------------------------

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).  COMPANY FOR WHICH REPORT IS FILED:

                                HUFFY CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar Amounts in Thousands, Except Per Share Data)

                                                      Three Months Ended                           Six Months Ended
                                                            June 30,                                    June 30,
                                                  -----------------------------              ------------------------------
                                                    1998                 1997                  1998                  1997
                                                  --------             --------              --------              --------
Net sales                                         $220,310             $213,101              $402,615              $385,028
Cost of sales                                      175,789              175,644               325,627               320,149
                                                  --------             --------              --------              --------
      Gross profit                                  44,521               37,457                76,988                64,879

Selling, general and
  administrative expenses                           29,418               26,441                53,573                46,420
Plant closure and manufacturing
  reconfiguration                                   12,639                   --                12,639                    --
                                                  --------             --------              --------              --------
      Operating income                               2,464               11,016                10,776                18,459

Other expense (income)
  Interest expense                                   2,381                1,024                 4,423                 3,116
  Interest income                                      (31)                 (58)                  (84)                  (76)
  Other                                                255                  590                   444                 1,392
                                                  --------             --------              --------              --------
Earnings before income taxes                          (141)               9,460                 5,993                14,027
Income tax expense (benefit)                          (115)               3,230                 2,233                 4,853
                                                  --------             --------              --------              --------
  Earnings (loss) from continuing
    operations                                         (26)               6,230                 3,760                 9,174

Discontinued operations:
  Loss from discontinued
    operations, net of income tax benefit
    of $0, $(707), $0 and $(458)                        --               (1,275)                   --                  (813)
  Gain on disposal of
    discontinued operations, net of income
    tax expense of $4,481                               --                  541                    --                   541
                                                  --------             --------              --------              --------
      Net earnings (loss)                         $    (26)            $  5,496              $  3,760              $  8,902

Earnings per common share:
 Basic:
  Weighted average
    number of common shares                     12,251,566           12,784,914            12,389,646            13,043,088
                                                ==========           ==========            ==========            ==========

  Earnings from continuing operations                $0.00               $ 0.49                 $0.30                $ 0.70
  Loss from discontinued operations                     --               $(0.06)                   --                $(0.02)
                                                     -----               ------                 -----                ------
      Net earnings per common share                  $0.00               $ 0.43                 $0.30                $ 0.68
                                                     =====               ======                 =====                ======
 Diluted:
  Weighted average
    number of common shares                     12,426,543           12,924,045            12,564,623            13,182,218
                                                ==========           ==========            ==========            ==========

  Earnings from continuing operations                $0.00               $ 0.49                 $0.30                $ 0.70
  Loss from discontinued operations                     --               $(0.06)                   --                $(0.02)
                                                     -----               ------                 -----                ------
      Net earnings per common share                  $0.00               $ 0.43                 $0.00                $ 0.68
                                                     =====               ======                 =====                ======


See accompanying notes to interim consolidated financial statements.

                                                              Page 2 of 10
                                                       -------------------------

                                HUFFY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts In Thousands)


                                                                                          June 30,                 December 31,
                                                                                            1998                       1997
                                                                                          --------                 ------------
ASSETS
------
Current assets:
  Cash and cash equivalents                                                               $  3,443                   $  2,142
  Accounts and notes receivable, net                                                       136,476                    109,957
  Inventories                                                                               95,472                     81,692
  Prepaid expenses and federal income taxes                                                 17,786                     19,065
                                                                                          --------                   --------
      Total current assets                                                                 253,177                    212,856
                                                                                          --------                   --------

Property, plant and equipment, at cost                                                     215,523                    206,724
  Less: accumulated depreciation and amortization                                          134,837                    127,258
                                                                                          --------                   --------
      Net property, plant and equipment                                                     80,686                     79,466

Excess of cost over net assets acquired, net                                                33,387                     21,355
Deferred federal income taxes                                                                4,773                      4,773
Other assets                                                                                 4,838                      5,043
                                                                                          --------                   --------
                                                                                          $376,861                   $323,493
                                                                                          ========                   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Notes payable                                                                             79,994                     43,000
  Current installments of long-term obligations                                              7,782                      7,786
  Accounts payable                                                                          56,624                     40,280
  Accrued expenses and other current liabilities                                            63,108                     49,424
                                                                                          --------                   --------
    Total current liabilities                                                              207,508                    140,490
                                                                                          --------                   --------

Long-term obligations, less current installments                                            31,732                     36,184
Other long-term liabilities                                                                 34,117                     33,980
                                                                                          --------                   --------
    Total liabilities                                                                      273,357                    210,654
                                                                                          --------                   --------
Shareholders' equity:
  Preferred stock                                                                               --                         --
  Common stock                                                                              16,591                     16,475
  Additional paid-in capital                                                                65,126                     63,885
  Retained earnings                                                                         83,891                     82,302
  Less: cost of treasury shares                                                             62,104                     49,823
                                                                                          --------                   --------
    Total shareholders' equity                                                             103,504                    112,839
                                                                                          --------                   --------
                                                                                          $376,861                   $323,493
                                                                                          ========                   ========



See accompanying notes to interim consolidated financial statements.

                                                              Page 3 of 10
                                                       -------------------------

                                HUFFY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)

                                                                                                    Six Months Ended
                                                                                                       June 30,
                                                                                           ---------------------------------
                                                                                             1998                     1997
                                                                                           --------                 --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings from continuing operations                                                    $  3,760                 $  9,174

Adjustments to reconcile net earnings to net cash used in
operating activities:
  Depreciation and amortization                                                               9,313                    9,173
  Loss (gain) on sale of property, plant and equipment                                           (1)                     254
  Deferred federal income tax benefit                                                            --                   (4,038)
  Changes in assets and liabilities:
    Accounts and notes receivable, net                                                      (24,615)                 (48,082)
    Inventories                                                                             (13,067)                  (2,115)
    Prepaid expenses and federal income taxes                                                 1,486                    2,125
    Other assets                                                                                (92)                       2
    Accounts payable                                                                         15,205                   28,086
    Accrued expenses and other current liabilities                                           13,713                   26,599
    Other long-term liabilities                                                                 137                    1,771
    Other                                                                                       (18)                    (212)
                                                                                           --------                 --------
      Net cash provided by continuing operating activities                                    5,821                   22,737

Discontinued operations:
  Gain on disposal of discontinued operations                                                    --                      541
  Loss from discontinued operations                                                              --                     (813)
  Items not affecting cash, net                                                                  --                    1,516
  Cash provided by discontinued operations                                                       --                   49,260
                                                                                           --------                 --------
      Net cash provided by discontinued operating activities                                     --                   50,504

      Net cash provided by operating activities                                               5,821                   73,241

====================================================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                                       (7,850)                  (8,804)
  Proceeds from sale of property, plant and equipment                                            11                       69
  Acquisition of businesses                                                                 (14,789)                      --
                                                                                           --------                 --------
    Net cash used in investing activities                                                   (22,628)                  (8,735)

====================================================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase (decrease) in short-term borrowings                                           35,670                  (38,910)
  Reduction of long-term debt                                                                (4,456)                    (286)
  Issuance of common shares                                                                   1,357                      319
  Purchase of treasury shares                                                               (12,281)                  (9,965)
  Dividends paid                                                                             (2,182)                  (2,269)
                                                                                           --------                 --------
    Net cash provided by (used in) financing activities                                      18,108                  (51,111)

====================================================================================================================================
Net change in cash and cash equivalents
Cash and cash equivalents:                                                                    1,301                   13,395

    Beginning of the year                                                                     2,142                    2,048
                                                                                           --------                 --------
    End of the six month period                                                               3,443                   15,443

====================================================================================================================================


See accompanying notes to interim consolidated financial statements.

                                                              Page 4 of 10
                                                       -------------------------

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar Amounts in Thousands)



Note 1: Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Shareholders for the year ended December 31, 1997 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Huffy Corporation as of June 30, 1998. All such adjustments are of a normal recurring nature.

Note 2: Inventories of Huffy Bicycle Company and Huffy Sports Company are valued using the dollar value LIFO method and, as a result, it is impractical to separate inventory values between raw materials, work-in-process and finished products on an interim basis.

Note 3: During the second quarter of 1998, the Company implemented a plan to maximize operational efficiency by eliminating excess production capacity and reducing annual operating expenses at the Huffy Bicycle Company. The plan includes the closure of the Celina, Ohio manufacturing facility to reduce capacity; the leasing of a parts fabrication facility to support other plants; and the continuation of its import program for opening price point bikes. In 1998 the Company estimates plant closure and manufacturing reconfiguration charges of $20 million ($12,000 after tax or $0.97 per share). Operating income for the second quarter of 1998 included charges of $12,639 ($7,836 after tax, or $0.63 per share). These charges included severance and related benefits ($7,400); facility shutdown and asset write-downs ($4,450); and new facility startup and equipment, personnel, and inventory relocation ($789).

Note 4: In March 1997, Huffy Corporation reached an agreement with Evenflo Company, Inc. to sell the assets of its Denver-based juvenile products business, Gerry Baby Products Company, for $73 million. The results for Gerry Baby Products Company have been classified as discontinued operations for all periods presented in the Consolidated Statements of Earnings and Consolidated Statements of Cash Flow.

Note 5: The components of comprehensive income are immaterial for disclosure.



                                                              Page 5 of 10
                                                       -------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        THREE MONTHS ENDED JUNE 30, 1998
                                 COMPARED TO THE
                        THREE MONTHS ENDED JUNE 30, 1997
              (Dollar Amounts in Thousands, Except Per Share Data)

NET EARNINGS (LOSS)
-------------------
Huffy Corporation ("Huffy" or "Company") had a net loss from continuing operations of $(26), or $0 per common share for the quarter ended June 30, 1998, compared to $6,230, or $0.49 per common share for the same period last year. Earnings for the second quarter of 1998 included a pretax charge of $12,639 ($7,838 after tax), or $0.63 per common share to reflect the implementation of a plan to maximize operating efficiency by eliminating excess production capacity and reducing annual operating expenses in the Huffy Bicycle Company. The plan includes the closure of the Celina, Ohio manufacturing facility to reduce capacity; the leasing of a parts fabrication facility to support other plants; and the continuation of its import program for opening price point bikes. Net income from continuing operations, excluding the Huffy Bicycle Company charge, increased to $7.8 million, or $0.63 per common share, compared to $6.2 million, or $0.49 per common share, for the second quarter of 1997. The improvement in net earnings, excluding the Huffy Bicycle Company charge, is attributed to innovative new products and services, brand development and channel expansion, a company-wide focus on cost reduction, and complementary bolt-on acquisitions.

Net earnings from continuing operations for the six months ended June 30, 1998 were $3,760, or $0.30 per common share compared to $9,174, or $0.70 per common share for the same period last year. The net earnings from continuing operations excludes operating results and gain from the sale of the juvenile products business.

NET SALES
---------
Net sales from continuing operations for the quarter ended June 30, 1998 were $220,310, an increase from the sales level of $213,101 for the same quarter in 1997. Net sales for the six months ended June 30, 1998 were $402,615, a 4.6% increase from net sales of $385,028 for the same period last year. For the three and six months ended June 30, 1998, net sales in the Consumer Products segment increased due to strong seasonal demand for bicycles and lawn and garden tools. In the Services for Retail segment, net sales increased primarily due to strong demand for inventory services.

GROSS PROFIT
------------
Gross profit for the quarter ended June 30, 1998 was $44,521, up from the $37,457 achieved in the second quarter of 1997. Expressed as a percentage of net sales, gross profit for the second quarter of 1998 was 20.2% compared to 17.6% for the second quarter of 1997. Gross profit for the Consumer Products segment increased primarily due to a higher margin product mix and the positive impact of the Continuous Rapid Improvement (CRI) program to offset continued unfavorable pricing pressures. In the Services for Retail segment gross margins increased due to improved service delivery productivity enhancements.



                                                              Page 6 of 10
                                                       -------------------------

Gross profit for the six months ended June 30, 1998 was $76,988, or 19.1% of net sales, versus $64,879, or 16.9% of net sales for the same period in 1997. Both the Consumer Products and Services for Retail segments contributed to the increase in gross profit for the first six months of 1998. This increase in gross profit dollars was primarily volume driven in the Services for Retail segment, while improved margin was the major factor in the Consumer Products segment. Gross profit expressed as a percent of net sales increased primarily due to improvements achieved through CRI initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative expenses were $29,418 for the second quarter of 1998, compared to $26,441 for the same period in 1997. Expressed as a percentage of net sales, selling, general and administrative expenses for the quarter ended June 30, 1998 were 13.4% compared to 12.4% for the second quarter of 1997. For the six months ended June 30, 1998, selling, general and administrative expenses were $53,573 versus $46,420 for the same period in 1997. The increase in selling, general and administrative expenses for the quarter ended June 30, 1998 is primarily due to volume related increases in commissions, customer service, and distribution costs in both the Consumer Products and Services for Retail segments. Selling, general and administrative costs for 1997 were favorably impacted by an insurance recovery.

PLANT CLOSURE AND MANUFACTURING RECONFIGURATION
-----------------------------------------------
During the second quarter of 1998, the Company implemented a plan to maximize operational efficiency by eliminating excess production capacity and reducing annual operating expenses at the Huffy Bicycle Company. The plan includes the closure of the Celina, Ohio manufacturing facility to reduce capacity; the leasing of a parts fabrication facility to support other plants; and the continuation of its import program for opening price point bikes. In 1998 the Company estimates plant closure and manufacturing reconfiguration charges of $20 million ($12,000 after tax or $0.97 per share). Operating income for the second quarter of 1998 included charges of $12,639 ($7,836 after tax, or $0.63 per share). These charges included severance and related benefits ($7,400); facility shutdown and asset write-downs ($4,450); and new facility startup and equipment, personnel, and inventory relocation ($789).

ACQUISITIONS
------------
In June 1998, the Company purchased two bolt-on companies to strengthen its market position. True Temper Hardware Company acquired Lantz Manufacturing Corporation of Pettisville, Ohio. Lantz broadens the Company's position in lawn and garden tools, with leaf rakes, snow shovels, lawn edging and splash blocks. Washington Inventory Service acquired the business of Inventory Auditors, Inc. This acquisition combines the second and third largest businesses in the inventory taking services in the U.S., and allows expanded service coverage to the nation's retailers.

SALE OF JUVENILE PRODUCTS BUSINESS
----------------------------------
On April 21, 1997, the Company sold the assets of its juvenile products business, Gerry Baby Products Company to Evenflo Company, Inc., for $73 million.



                                                              Page 7 of 10
                                                       -------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
There have been no other significant changes in the Company's liquidity and capital resources as of June 30, 1998 from those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company's balance sheet reflects fluctuations in both current assets and current liabilities attributable to seasonal changes in the operation of its businesses.

ENVIRONMENTAL
-------------
As disclosed in the Company's Annual Report to Shareholders for the year ended December 31, 1997, the Company, along with others, has been designated as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (the "EPA") with respect to claims involving the discharge of hazardous substances into the environment in the Baldwin Park operable unit of the San Gabriel Valley Superfund site ("Superfund"). Currently, the Company, along with other PRPs, the San Gabriel Basin Water Quality Authority and numerous local water districts are working with the EPA on a mutually satisfactory remedial plan. In developing its estimate of environmental remediation costs, the Company considers, among other things, currently available technological solutions, alternative cleanup methods and risk-based assessments of the contamination and, as applicable, an estimation of its proportionate share of remediation costs. The Company may also make use of external consultants, and consider, when available, estimates by other PRPs and governmental agencies and information regarding the financial viability of other PRPs. The Company believes it is unlikely that it will incur substantial previously unanticipated costs as a result of failure by other PRPs to satisfy their responsibilities for remediation costs. On May 15, 1997, the Company, along with other PRPs, received special notice letters from the EPA requesting a good faith offer of remediation for the Superfund. Such response has currently been postponed until July 2, 1999. Based upon information currently available, such future costs are not expected to have a material adverse effect on the Company's financial condition, liquidity, or its ongoing results of operations. However, such costs could be material to results of operations in a future period.


                                                              Page 8 of 10
                                                       -------------------------

PART II -- OTHER INFORMATION

ITEM 5: OTHER INFORMATION

        a. Please see the Company's meaningful cautionary statements regarding forward looking statements contained in the Company's report on Form 8-K filed with the Securities and Exchange Commission on April 1, 1998 which is hereby incorporated herein by reference.

        b. The Securities and Exchange Commission has recently amended Rule 14a-4 to provide that with respect to a shareholder proposal to be presented at an annual shareholders' meeting other than pursuant to Rule 14a-8 (i.e., which is not be included in the registrant's proxy statement), the registrant's management may exercise discretionary voting authority under proxies solicited by it for the meeting if it receives notice of the proposed non-Rule 14a-8 shareholder action less than 45 days prior to the calendar date its proxy materials were mailed for the prior year's annual meeting.

              As this new provision applies to the Company, in the event notice of a non-Rule 14a-8 shareholder proposal to be presented at the Company's 1999 Annual Meeting of Shareholders is received by the Company after January 19, 1999, the Company will be permitted to exercise discretionary voting authority under proxies solicited by it with respect to the 1999 Annual Meeting.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits - The Exhibits, as shown in the "Index of Exhibits," attached hereto as page 10, are filed as a part of this Report.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HUFFY CORPORATION, registrant



       August 12, 1998                    /s/   Timothy G. Howard
-------------------------------------     --------------------------------------
Date                                      Timothy G. Howard
                                          Vice President - Corporate Controller
                                          (Principal Accounting Officer)


                                                              Page 9 of 10
                                                       -------------------------

                                INDEX OF EXHIBITS


Exhibit
  No.                   Item
-------        -----------------------

  (2)          Not applicable


  (3)          Not applicable


  (4)          Not applicable


 (10)          Not applicable


 (11)          Not applicable


 (15)          Not applicable


 (18)          Not applicable


 (19)          Not applicable


 (22)          Not applicable


 (23)          Not applicable


 (24)          Not applicable


 (27)          Financial Data Schedule


 (99)          Not applicable