Form 10-Q
period 1998-09-30
HUFFY CORP
filed 1998-11-13
CIK 225463

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For Quarter Ended                     September 30, 1998
                  -------------------------------------------------------------
                                                     OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to
                               ------------------------------   --------------

Commission file number                 1-5325
                      ---------------------------------------------------------

                                 Huffy Corporation
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Ohio                                           31-0326270
---------------------------------                      -----------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


                  225 Byers Road, Miamisburg, Ohio 45342-076 1
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (937) 866-6251
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

                                    No Change
 ------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

                                                 Yes     No
                                                    ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding Shares:            11,775,152           as of    November 12, 1998
                    -----------------------                --------------------

"Index of Exhibits" is page 11 herein                              Page 1 of 11

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED). COMPANY FOR WHICH REPORT IS FILED:
        --------------------


                                HUFFY CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar Amounts in Thousands, Except Per Share Data)


                                                   Three Months Ended                           Nine Months Ended
                                                      September 30,                               September 30,
                                          --------------------------------------      --------------------------------------
                                                1998                 1997                  1998                  1997
                                          -----------------    -----------------      ----------------     -----------------
Net sales                                   $    140,111       $    149,996             $    542,726       $    535,024
Cost of sales                                    117,031            126,531                  442,658            446,680
                                            ------------       ------------             ------------       ------------
       Gross profit                               23,080             23,465                  100,068             88,344

Selling, general and
  administrative expenses                         19,300             22,002                   72,873             68,422
Plant closure and manufacturing
  reconfiguration                                  2,332               --                     14,971               --
                                            ------------       ------------             ------------       ------------
       Operating income                            1,448              1,463                   12,224             19,922

Other expense
  Interest expense                                 2,427              1,251                    6,825              4,367
  Interest income                                   --                  (97)                     (59)              (173)
  Other                                              188                (55)                     632              1,337
                                            ------------       ------------             ------------       ------------
Earnings (loss) before income
  taxes                                           (1,167)               364                    4,826             14,391
Income tax expense (benefit)                        (448)              (633)                   1,785              4,220
                                            ------------       ------------             ------------       ------------
  Earnings (loss) from continuing
    operations                                      (719)               997                    3,041             10,171

Discontinued operations:
  Loss from discontinued
    operations, net of income tax
    benefit of $(458)                               --                 --                       --                 (813)
  Gain on disposal of
    discontinued operations, net of
    income tax expense of $4,490                    --                   18                     --                  559
                                            ------------       ------------             ------------       ------------
      Net earnings (loss)                   $       (719)      $      1,015             $      3,041       $      9,917
                                            ============       ============             ============       ============

Earnings per common share:
BASIC:
  Weighted average
    number of common shares                   11,919,777         12,751,423               12,236,377         12,943,828
                                            ============       ============             ============       ============
  Earnings (loss) from
    continuing operations                      ($0.06)             $0.08                    $0.25              $0.79
  Loss from discontinued
    operations                                   --                 --                       --               ($0.02)
                                            ------------       ------------             ------------       ------------
      Net earnings (loss) per
        common share                           ($0.06)             $0.08                    $0.25              $0.77
                                            ============       ============             ============       ============
DILUTED:
  Weighted average
    number of common shares                   12,137,231         12,959,870               12,453,831         13,158,390
                                            ============       ============             ============       ============
  Earnings (loss) from
    continuing operations                      ($0.06)             $0.08                    $0.24              $0.78
  Loss from discontinued
    operations                                   --                 --                       --               ($0.02)
                                            ------------       ------------             ------------       ------------
      Net earnings (loss) per
        common share                           ($0.06)             $0.08                    $0.24              $0.76
                                            ============       ============             ============       ============

See accompanying notes to interim consolidated financial statements.
                                                                    Page 2 of 11

                                HUFFY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts In Thousands)

                                                       September 30,  December 31,
                                                            1998          1997
                                                          --------      --------
ASSETS
------
Current assets:
  Cash and cash equivalents                               $ 17,644      $  2,142
  Accounts and notes receivable, net                        88,660       109,957
  Inventories                                              100,140        81,692
  Prepaid expenses and federal income taxes                 18,928        19,065
                                                          --------      --------

       Total current assets                                225,372       212,856
                                                          --------      --------

Property, plant and equipment, at cost                     234,962       206,724
  Less:  accumulated depreciation and amortization         138,454       127,258
                                                          --------      --------

       Net property, plant and equipment                    96,508        79,466

Excess of cost over net assets acquired, net                33,571        21,355
Deferred federal income taxes                                4,805         4,773
Other assets                                                 4,980         5,043
                                                          --------      --------

                                                          $365,236      $323,493
                                                          ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Notes payable                                            102,500        43,000
  Current installments of long-term obligations              7,783         7,786
  Accounts payable                                          46,172        40,280
  Accrued expenses and other current liabilities            48,106        49,424
                                                          --------      --------

       Total current liabilities                           204,561       140,490
                                                          --------      --------

Long-term obligations, less current installments            31,708        36,184
Other long-term liabilities                                 32,235        33,980
                                                          --------      --------

       Total liabilities                                   268,504       210,654
                                                          --------      --------

Shareholders' equity:
  Preferred stock                                             --            --
  Common stock                                              16,605        16,475
  Additional paid-in capital                                65,498        63,885
  Retained earnings                                         82,289        82,302
  Less:  cost of treasury shares                            67,660        49,823
                                                          --------      --------

       Total shareholders' equity                           96,732       112,839
                                                          --------      --------

                                                          $365,236      $323,493
                                                          ========      ========

See accompanying notes to interim consolidated financial statements.
                                                                    Page 3 of 11

                                HUFFY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                               ------------------------
                                                                 1998            1997
                                                               --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings from continuing operations                        $  3,041       $ 10,171

Adjustments to reconcile net earnings to net cash used in
  operating activities:
  Depreciation and amortization                                  13,604         13,716
  Loss on sale of property, plant and equipment                      19            270
  Deferred federal income tax benefit                              (630)        (4,038)
  Changes in assets and liabilities:
    Accounts and notes receivable, net                           23,435        (13,371)
    Inventories                                                 (17,661)       (19,896)
    Prepaid expenses and federal income taxes                       872           (852)
    Other assets                                                   (347)          (156)
    Accounts payable                                              4,255         36,165
    Accrued expenses and other current liabilities               (1,644)         9,726
    Other long-term liabilities                                  (1,745)           999
    Other                                                           151           (451)
                                                               --------       --------

       Net cash provided by continuing operating activities      23,350         32,283

Discontinued operations:
  Gain on disposal of discontinued operations                         0            559
  Loss from discontinued operations                                   0           (813)
  Items not affecting cash, net                                       0          1,516
  Cash provided by discontinued operations                            0         49,260
                                                               --------       --------

       Net cash provided by discontinued operating                    0         50,522
       activities

       Net cash provided by operating activities                 23,350         82,805


=======================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                          (27,578)       (12,409)
  Proceeds from sale of property, plant and equipment                11             69
  Acquisition of businesses                                     (15,928)             0
                                                               --------       --------

       Net cash used in investing activities                    (43,495)       (12,340)

=======================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase (decrease) in short-term borrowings               59,500        (38,910)
  Reduction of long-term debt                                    (4,479)        (4,311)
  Issuance of common shares                                       1,743          1,096
  Purchase of treasury shares                                   (17,837)        (9,580)
  Dividends paid                                                 (3,280)        (3,352)
                                                               --------       --------

       Net cash provided by (used in) financing activities       35,647        (55,057)

=======================================================================================
Net change in cash and cash equivalents
Cash and cash equivalents                                        15,502         15,408

       Beginning of the year                                      2,142          2,048
                                                               --------       --------

       End of the nine month period                            $ 17,644       $ 17,456
=======================================================================================

See accompanying notes to interim consolidated financial statements.
                                                                    Page 4 of 11

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar Amounts in Thousands)



Note 1: Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Shareholders for the year ended December 31, 1997 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Huffy Corporation as of September 30, 1998. All such adjustments are of a normal recurring nature.

Note 2: Inventories of Huffy Bicycle Company and Huffy Sports Company are valued using the dollar value LIFO method and, as a result, it is impractical to separate inventory values between raw materials, work-in-process and finished products on an interim basis.

Note 3: During the second quarter of 1998, the Company implemented a plan to maximize operational efficiency by eliminating excess production capacity and reducing annual operating expenses at the Huffy Bicycle Company. The plan includes the closure of the Celina, Ohio manufacturing facility to reduce capacity; the leasing of a parts fabrication facility to support other plants; and the continuation of its import program for opening price point bikes. In 1998 the Company estimates plant closure and manufacturing reconfiguration charges of $20 million ($12,000 after tax or $0.97 per share). Operating income for the nine months ended September 30, 1998 included charges of $14,971 ($9,434 after tax, or $0.74 per share). These charges included severance and related benefits ($7,159); facility shutdown and asset write-downs ($5,628); and new facility startup and equipment, personnel, and inventory relocation ($2,184).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
       AND RESULTS OF OPERATIONS
       -------------------------
                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                 COMPARED TO THE
                      THREE MONTHS ENDED SEPTEMBER 30, 1997
              (Dollar Amounts in Thousands, Except Per Share Data)

NET EARNINGS (LOSS)
-------------------
Huffy Corporation ("Huffy" or "Company") had a net loss from continuing operations of $(719), or $(.06) per common share for the quarter ended September 30, 1998, compared to net income of $1,015, or $.08 per common share for the same period last year. Earnings for the third quarter of 1998 included a pretax charge of $2,332 ($1,446 after tax), or $0.12 per common share for plant closure and manufacturing reconfiguration at the Huffy Bicycle Company. The plan includes actions such as the closure of the Celina, Ohio manufacturing facility; leasing of a new parts fabrication facility; and expansion of its import program for bicycles. Net income from continuing operations, excluding the Huffy Bicycle Company plant closure and reconfiguration charges, was $727 million, or $.06 per common share for the third quarter of 1998. Net earnings before the above mentioned one time charges were impacted by reduced sales volume, which was partially offset by the favorable impact of strategic initiatives, such as management's focus on brand and channel management, continuous cost reduction efforts, and bolt-on acquisitions.

Net earnings from continuing operations for the nine months ended September 30, 1998 were $3,041 million, or $.24 per common share compared to $10,071 million, or $.78 per common share for the same period last year. Excluding the Huffy Bicycle Company plant closure and reconfiguration charges, $14,971 before tax ($9,282 after tax) net earnings were $12,232 versus $9,917 for the same period last year. This improvement in year over year earnings is the result of innovative new products and services, brand development and channel expansion, a company-wide focus on cost reduction, and bolt-on acquisitions. The prior year net earnings from continuing operations excludes both operating results and gain on the sale of the juvenile products business sold in 1997.

NET SALES
---------
Net sales from continuing operations for the quarter ended September 30, 1998 were $140,111, a decrease from the sales level of $149,996 for the same quarter in 1997. Net sales for the nine months ended September 30, 1998 were $542,726, a 1.4% increase from net sales of $535,024 for the same period last year. For the three and nine months ended September 30, 1998, net sales in the Services for Retail segment increased primarily due to strong demand for inventory services. In the Consumer Products segment, sales decreased due to cautious retail orders and store level inventory reductions, primarily in the sporting goods category.

GROSS PROFIT
------------
Gross profit for the quarter ended September 30, 1998 was $23,080, down from the $23,465 achieved in the third quarter of 1997. Expressed as a percentage of net sales, gross profit for the third quarter of 1998 was 16.5% compared to 15.6% for the third quarter of 1997. Gross profit dollars for the Consumer Products segment decreased primarily due to lower sales volume but gross profit as a percentage of sales improved due to lower volume rebate levels and the positive impact of the Continuous Rapid Improvement (CRI) program. In the Services for Retail segment gross margins decreased due to the increased labor cost driven primarily by the low national unemployment levels.

Gross profit for the nine months ended September 30, 1998 was $100,068, or 18.4% of net sales, versus $88,344, or 16.5% of net sales for the same period in 1997. Both the Consumer Products and Services for Retail segments contributed to the increase in gross profit for the first nine months of 1998. This increase in gross profit dollars was primarily volume driven in the Services for Retail segment, while improved margin was the major factor in the Consumer Products segment. Gross profit expressed as a percent of net sales increased primarily due to improvements achieved through CRI initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative expenses were $19,300 for the third quarter of 1998, compared to $22,002 for the same period in 1997. Expressed as a percentage of net sales, selling, general and administrative expenses for the quarter ended September 30, 1998 were 13.8% compared to 14.7% for the third quarter of 1997. The decrease in selling, general and administrative expenses for the quarter ended September 30, 1998 is primarily due to reduced incentive compensation accruals in both the Consumer Products and Services for Retail segments.

For the nine months ended September 30, 1998, selling, general and administrative expenses were $72,873 versus $68,422 for the same period in 1997. Expressed as a percentage of net sales, selling, general and administrative expenses for the nine months ended September 30, 1998 were 13.4% compared to 12.8% for the same period in 1997. Selling, general and administrative expenses for the nine months ended September 30, 1998 increased due to volume related increases in commissions, customer service costs and distribution costs in both segments. Selling, general and administrative costs for 1997 were favorably impacted by an insurance recovery.

PLANT CLOSURE AND MANUFACTURING RECONFIGURATION
-----------------------------------------------
During the second quarter of 1998, the Company announced a plan to maximize operational efficiency by eliminating excess production capacity and reducing annual operating expenses at the Huffy Bicycle Company. The plan includes the closure of the Celina, Ohio manufacturing facility to reduce capacity; the leasing of a parts fabrication facility to support other plants; and the continuation of Huffy Bicycle Company's import program for opening price point bikes. In 1998 the Company estimates it will incur plant closure and manufacturing reconfiguration charges of $20 million ($12,000 after tax or $0.97 per share). Operating income for the third quarter of 1998 included charges of $2,332 ($1,446 after tax, or $0.12 per share). These charges included facility shutdown and asset write-downs($1,178); and new facility startup and equipment, personnel, and inventory relocation($1,395); and a credit of $241 to severance and related benefits.

Operating income for the nine months ended September 30, 1998 included charges of $14,971 ($9,434 after tax, or $.74 per share). On a pre-tax basis, these charges included severance and related benefits ($7,159); facility shutdown and asset write downs ($5,628); and new facility startup, equipment, personnel, and inventory relocation ($2,184).

ACQUISITIONS
------------
In June 1998, the Company completed two bolt-on acquisitions to strengthen its market position. True Temper Hardware Company acquired Lantz Manufacturing Corporation of Pettisville, Ohio. Lantz broadens the Company's position in lawn and garden tools, with leaf rakes, snow shovels, lawn edging and splash blocks. Washington Inventory Service acquired the business of Inventory Auditors, Inc. This acquisition combines the second and third largest businesses in the inventory taking services in the U.S., and allows expanded service coverage to the nation's retailers.

SALE OF JUVENILE PRODUCTS BUSINESS
----------------------------------
On April 21, 1997, the Company sold the assets of its juvenile products business, Gerry Baby Products Company to Evenflo Company, Inc., for $73 million.

YEAR 2000 COMPLIANCE
--------------------
Many existing computer programs used globally use only two digits to identify a year in the date field. These programs, if not corrected, could fail or create erroneous results after the century date changes on January 1, 2000. This Year 2000 issue is believed to affect virtually all companies, including Huffy Corporation.

Huffy Corporation relies on computer-based technology and uses a variety of third-party hardware and proprietary and third-party software. In addition to the information technology ("IT") systems, the Company's operations rely on various non-IT equipment and systems that contain embedded computer technology. During 1996, the Company began evaluating and assessing all its internal date-sensitive systems and equipment for Year 2000 compliance. The assessment phase of the Year 2000 project is substantially complete and included both information technology equipment and non-information technology equipment. Based on its assessment, the Company determined that it was necessary to modify or replace a portion of its information systems. For its major IT systems, as of September 30, 1998, the Company is approximately 85% complete in the modification or replacement of its critical software and hardware and expects all such modifications and replacements to be completed by the spring of 1999. After completion of this phase, the Company plans to test and implement its IT systems. As of September 30, 1998, the Company has completed testing of approximately 60% of its remediated systems. Completion of the testing and implementation of all remediated systems is expected by June 30, 1999.

The Company has also communicated with key suppliers and customers to determine their Year 2000 compliance and the extent to which the Company is vulnerable to any third-party Year 2000 issues. Most key suppliers and customers who have replied to our inquiries indicated that they expect to be Year 2000 compliant on a timely basis. There can be no assurance that there will not be an adverse effect on the Company if third parties do not make the necessary modifications to their systems in a timely manner. However, management believes that ongoing communication with and assessment of these third parties will minimize these risks.

The Company's Year 2000 compliance program is directed primarily towards ensuring that the Company will be able to continue to perform four critical functions: (1) produce and ship goods, (2) order and receive inventory, (3) pay its employees and vendors, and (4) schedule and perform service business. It is difficult, or impossible, to assess with any degree of accuracy, the impact on any of these four areas of the failure of one or more aspects of the Company's compliance program.

Because the Company began this process in a timely fashion, and because it regularly evaluates and upgrades its IT capabilities, the total estimated cost of the Year 2000 project alone is not material and has been funded by operating cash flows. The Company's remaining Year 2000 budget does not include material amounts for hardware and software replacement.

The novelty and complexity of the Year 2000 issues, the proposed solutions, and the Company's dependence on the technical skills of employees and independent contractors and on the representations and preparedness of third parties are among the factors that could cause the Company's efforts to be less than fully effective. Moreover, Year 2000 issues present a number of risks that are beyond the Company's reasonable control, such as the failure of utility companies to deliver electricity, the failure of telecommunications companies to provide voice and data services, the failure of financial institutions to process transactions and transfer funds, the failure of vendors to deliver merchandise or perform services required by the Company and the collateral effects on the Company of the effects of Year 2000 issues on the economy in general or on the Company's business partners and customers in particular. Although the Company believes that its Year 2000 compliance program is designed to appropriately identify and address those Year 2000 issues that are subject to the Company's reasonable control, there can be no assurance that the Company's efforts in this regard will be fully effective or that Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
There have been no significant changes in the Company's liquidity and capital resources as of September 30, 1998 from those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company's balance sheet does however reflect fluctuations in both current assets and current liabilities attributable to seasonal changes in the operation of its businesses.

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

PART II -- OTHER INFORMATION

ITEM 5: OTHER INFORMATION
        -----------------
        a. Please see the Company's meaningful cautionary statements regarding forward looking statements contained in the Company's report on Form 8-K filed with the Securities and Exchange Commission on April 1, 1998 which is hereby incorporated herein by reference.

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


                                         HUFFY CORPORATION, registrant



          November 13, 1998              /s/   Timothy G. Howard
-------------------------------------    --------------------------
Date                                     Timothy G. Howard
                                         Vice President - Corporate Controller
                                         (Principal Accounting Officer)

                                                 INDEX OF EXHIBITS


Exhibit
  No.               Item
-------        -------------
 (2)           Not applicable

 (3)           Not applicable

 (4)           Not applicable

(10)           Not applicable

(11)           Not applicable

(15)           Not applicable

(18)           Not applicable

(19)           Not applicable

(22)           Not applicable

(23)           Not applicable

(24)           Not applicable

(27)           Financial Data Schedule

(99)           Not applicable