Form 10-K405
period 1998-12-31
HUFFY CORP
filed 1999-02-11
CIK 225463

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1998

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

                  Yes X              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, as of February 1, 1999, was $162,616,472.

The number of shares outstanding of each of the registrant's classes of Common Stock, as of February 1, 1999, was 11,798,584.

                  "Index of Exhibits" at page 14 of this Report

                       DOCUMENTS INCORPORATED BY REFERENCE

1. The Huffy Corporation Annual Report to Shareholders for the year ended December 31, 1998. Only such portions of the Annual Report as are specifically incorporated by reference under Parts I, II and IV of this Report shall be deemed filed as part of this Report.

2. The Huffy Corporation Proxy Statement for its Annual Meeting of Shareholders on April 22, 1999. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

                                     PART I

ITEM 1. BUSINESS

Huffy Corporation, an Ohio corporation, and its subsidiaries (collectively called "Huffy" or the "Company") are engaged in the design, manufacture and sale of Consumer Products and the furnishing of Services for Retail. The Company's executive offices are located in Miamisburg, Ohio and its principal business offices and/or manufacturing facilities are located in San Diego, California, Farmington, Missouri, Southaven, Mississippi, Miamisburg, Ohio, Camp Hill and Harrisburg, Pennsylvania, Sussex, Wisconsin, and Whites Cross, Cork, Ireland.

The general development of business within each business segment (Consumer Products and Services for Retail) is discussed in more detail below. See also
Part IV herein for financial information relating to each such business segment.

         CONSUMER PRODUCTS

         Huffy Bicycle Company, Huffy Sports Company, Royce Union Bicycle Company, and True Temper Hardware Company comprise the Consumer Products segment of the Company. Principal products within this business segment include bicycles, basketball backboards and related products, and lawn and garden tools. Sales of bicycles represented 42.7 percent, 44.4 percent, and 43.2 percent of consolidated revenues of the Company for the years ended December 31, 1998, 1997, and 1996. Sales of basketball backboards, poles, goals and related products represented
         12.1 percent, 13.2 percent, and 12.7 percent of consolidated revenues of the Company for the years ended December 31, 1998, 1997, and 1996. Sales of lawn and garden tools represented 17.4 percent, 16.4 percent, and 17.6 percent of consolidated revenues of the Company for the years ended December 31, 1998, 1997, and 1996. Although to date the export business is not significant, the companies in the Consumer Products segment participate in various foreign markets and are actively involved in expanding export volume. On April 21, 1997, Huffy sold the assets of Gerry Baby Products Company and Gerry Wood Products Company to Evenflo Company, Inc.

         a.       PRODUCTS, MARKETING AND DISTRIBUTION

                  Huffy Bicycle Company: The Huffy(R) bicycle brand is the largest selling brand of bicycles sold in the United States. Huffy(R) bicycles are both produced by Huffy Bicycle Company, a division of the Company, whose manufacturing facilities are located in Southaven, Mississippi and Farmington, Missouri, and imported from Mexico, Taiwan and China. While imports account for a substantial quantity of Huffy(R) bicycles, Huffy Bicycle Company remains the largest U.S. manufacturer of bicycles. Included in the Huffy(R) bicycle line are adult all purpose bicycles; adult all terrain bicycles; a series of innovative boys' and girls' 20" bicycles; a series of popular children's 12" and 16" sidewalk bicycles; and tricycles. In addition, in 1996, the Company purchased the Rebike business which produces a line of recumbent style bicycles and in December, 1997, the Company acquired the assets of Royce Union Bicycle

                  Company, Inc. which holds a leading market position in the growing sporting goods distribution channel. Huffy(R) bicycles are extensively advertised and are sold predominantly through national and regional high volume retailers, a distribution network accounting for approximately 75 percent of all bicycles sold in the United States. Approximately 90 percent of Huffy Bicycle Company's bicycles are sold under the Huffy(R) brand name with the balance being sold under private label brands.

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

                  True Temper Hardware Company: True Temper Hardware Company, a wholly-owned subsidiary of the Company, is headquartered in Camp Hill, Pennsylvania. True Temper Hardware Company is a leading supplier of non-powered lawn and garden tools and snow tools; products include long-handled shovels, hoes, forks, wheelbarrows, snow shovels, and rakes for use in the home and in agricultural, industrial and commercial businesses. In 1994, True Temper Hardware Company discontinued manufacturing spreaders and pruning tools and sold the assets used to produce such products, including its Anderson, South Carolina manufacturing facility. Manufacturing facilities are located in Camp Hill and Harrisburg, Pennsylvania and Pettisville, Ohio. True Temper Hardware Company also owns four sawmill facilities located in Indiana, New York, Pennsylvania, and Vermont. In addition, True Temper Limited, an Irish Corporation and a wholly-owned subsidiary of the Company, has offices and a manufacturing facility in Whites Cross, Cork, Ireland. True Temper Hardware products are sold both directly, and through wholesale distributors, to national and regional high volume retailers and hardware stores. Over 88 percent of True Temper Hardware's products are sold under the True Temper(R) and Jackson(R) names; the remainder are sold under other names or under private labels. In 1998, True Temper Hardware Company acquired the stock of Lantz Manufacturing Company which manufactures consumer leaf rakes, snow shovels, lawn edging and splash blocks. In 1996, True Temper acquired the Meaford wheelbarrow product line, solidifying True Temper Hardware Company's position as the manufacturer of the largest selling brand of wheelbarrows in North America. During 1994 and 1995, the Company substantially completed a plan to restructure the True Temper lawn and garden tool business to address inefficiencies in the manufacturing process and to improve future profitability of True Temper Hardware Company.

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

         c.       PATENTS, TRADEMARKS AND LICENSES

                  The patents, trademarks (including the registered trademarks "Huffy", "Huffy Sports", "Royce Union", "True Temper" and "Jackson"), licenses (including the license to use the NBA logo) and other proprietary rights of the companies in this segment are deemed important to the Company. Generally, the NBA license has five year terms which are renegotiated upon termination. The loss by the Company of its rights under any individual patent, trademark (other than "Huffy" or "True Temper"), license or other proprietary right used by this segment would not have a material adverse effect on the Company or the segment. The Company's patents, by law, have a limited life, and patent rights expire periodically. The loss of the registered trademark "Huffy" or "True Temper" could have a material adverse effect on the Company and this segment. The Company has no reason to believe that anyone has rights to either the "Huffy" or "True Temper" trademarks for the products for which the Company uses such trademarks.

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

         e.       COMPETITION AND CUSTOMERS

                  In the high volume retailer bicycle business, Huffy Bicycle Company has numerous competitors in the United States market, one of which is a major competitor. Although importers in the aggregate provide significant competition, currently, two importers are major competitors. Even though competition among domestic manufacturers and importers of bicycles is intense, Huffy Bicycle Company believes it is cost competitive in the high volume retailer bicycle market and maintains its position through continued efforts to improve manufacturing efficiency and product value. Huffy Bicycle Company's ability to provide its customers with low cost, innovative new products has enabled it to maintain its market position despite the marketing efforts of domestic competitors and competitors from Taiwan, China, and other nations. Huffy Sports Company has several competitors, one of which is currently a major competitor. Huffy Sports Company maintains its competitive position by offering its customers high quality, innovative products at competitive prices and by supporting its products with outstanding customer service. True Temper Hardware Company has numerous competitors in the United States and Canada, two of which are currently major competitors. True Temper Hardware Company believes it remains competitive by offering its customers in the residential, agricultural, industrial, and commercial markets competitively priced, high quality, innovative products. The loss by the Consumer Products segment of either of its two largest customers could result in a material adverse effect on the segment.

         SERVICES FOR RETAIL

         Huffy Service First, Inc. ("HSF") and Washington Inventory Service ("WIS") each provide certain services to retailers. Inventory, assembly, repair and merchandising services provided by WIS and HSF to their customers represented 27.8 percent, 26.0 percent, and 26.5 percent, of consolidated revenues of the Company for the years ended December 31, 1998, 1997, and 1996.

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

                  Washington Inventory Service: WIS, a wholly-owned subsidiary of the Company, headquartered in San Diego, California, provides physical inventory services on a nationwide basis to meet the financial reporting and inventory control requirements of high volume retailers, drug stores, home centers, sporting goods stores, specialty stores and grocery stores. In 1998, WIS began providing its inventory services to retailers in Brazil. Also in 1998, WIS acquired the assets of Inventory Auditors, Inc. to provide expanded service coverage to national retailers.

         b.       SEASONALITY

                  The demand for services provided by this business segment is seasonal in that assembly service demand is generally strongest in Spring and at the Winter holiday season, and inventory service demand is generally strongest in the first three calendar quarters of the year.

         c.       COMPETITION AND CUSTOMERS

                  Although WIS has numerous competitors in the United States market, only one is a major competitor. HSF has numerous competitors in the United States market, none of which is a major national competitor in the in-store and in-home assembly service business and six of which are major competitors in the merchandising services business. WIS and HSF believe they remain competitive due to their nationwide network of operations, competitive pricing and full service. The loss by the Services for Retail Segment of either of its two largest customers could result in a material adverse effect on the segment.

Sales to two customers aggregated over ten percent or more of the Company's consolidated revenues from each such customer for the year ended December 31, 1998, and the loss of either one of these customers could have a material adverse effect on the Company and its subsidiaries as a whole.

The number of persons employed full-time by the Company (excluding seasonal employees in the Services for Retail Segment) as of December 31, 1998, was 3,702 (1,623 employed by the Consumer Products Segment and 2,051 employed by the Services for Retail Segment).

ITEM 2. PROPERTIES: Location and general character of the principal plants and other materially important physical properties of the Company as of January 1, 1999.

                                                                                                   OWNED OR
                                                                                                  EXPIRATION
                                                 BUILDING                         AREA               DATE
LOCATION                                        DESCRIPTION                     (SQ. FT.)          OF LEASE
--------                                        -----------                     ---------          --------

San Diego, California                  Offices (Services for Retail)               30,000          2004(1)

Southaven, Mississippi                 Offices and manufacturing                  106,000          2008
                                       facility (Consumer Products)

                                                                                                   OWNED OR
                                                                                                  EXPIRATION
                                                 BUILDING                         AREA               DATE
LOCATION                                        DESCRIPTION                     (SQ. FT.)          OF LEASE
--------                                        -----------                     ---------          --------

Farmington, Missouri                   Offices, manufacturing and                  412,052          2014(2)
                                       warehouse facility
                                       (Consumer Products)

Miamisburg, Ohio                       Offices and display                          47,000          2003(3)
                                       facility (Corporate
                                       and Consumer Products)

Miamisburg, Ohio                       Offices and warehouse                        42,682          2001(4)
                                       facility (Services for
                                       Retail)

Camp Hill, Pennsylvania                Offices, manufacturing                      391,690          2012(5)
                                       and distribution facility
                                       (Consumer Products)

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

There are no encumbrances on the Harrisburg, Pennsylvania, and Whites Cross, Cork, Ireland properties which are owned. All of the Company's facilities are in good condition and are considered suitable for the purposes for which they are used. The Camp Hill, Pennsylvania manufacturing facility normally operates on a two full shift basis, with third shift operations scheduled as needed to meet seasonal production requirements. The Southaven, Mississippi, Farmington, Missouri, and Harrisburg, Pennsylvania manufacturing facilities normally operate on a two full shift basis. The Whites Cross, Cork, Ireland and Sussex, Wisconsin manufacturing facilities normally operate on a one full shift basis, with second shift operations scheduled as needed at the Sussex, Wisconsin facility.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party, nor is its property subject, to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The market information and other related security holder matters pertaining to the Common Stock of the Company set forth in Exhibit 13 under (i) the captions entitled Common Stock and Shareholder Information, and (ii) notes 7 and 8 (Preferred Stock, and Common Stock and Common Stock Plans) to the consolidated financial statements, are contained in the Company's Annual Report to Shareholders for the year ended December 31, 1998, and are hereby incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Selected unaudited financial data for each of the last five calendar years set forth in Exhibit 13 under the caption entitled Five-Year Financial and Operating Review (Unaudited) is contained in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998, and is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and analysis of financial condition and results of operations set forth in Exhibit 13 under the caption entitled Management's Discussion and Analysis of Financial Conditions and Results of Operations and note 6 (Lines of Credit and Long-Term Obligations) to the consolidated financial statements, are contained in the Company's Annual Report to Shareholders for the year ended December 31, 1998, and are hereby incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information set forth in Exhibit 13 under the captions entitled Independent Auditor's Report and Consolidated Balance Sheets, Consolidated Statements of Operation, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders' Equity, and Notes to Consolidated Financial Statements, is contained in the Company's Annual Report to Shareholders for the year ended December 31, 1998, and is hereby incorporated herein by reference. See also the information contained in Item 14 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

The name, age and background information for each of the Company's Directors is set forth in the section entitled ELECTION OF DIRECTORS and the table therein contained in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers are elected annually to their respective positions, effective at the April meeting of the Board of Directors. The Executive Officers of the Company at February 1, 1999, were as follows:

NAME                         AGE                    POSITION                 OFFICER SINCE
----                         ---                    --------                 -------------

Stanley H. Davis             51         Vice President - Human               July, 1997
                                        Resources and Organization
                                        Development

Thomas A. Frederick          44         Vice President - Finance,            December, 1994
                                        Chief Financial Officer and
                                        Treasurer

Don R. Graber                55         Chairman of the Board,               July, 1996
                                        President and Chief
                                        Executive Officer

Timothy G. Howard            52         Vice President - Controller          September, 1978

Nancy A. Michaud             52         Vice President - General             February, 1993
                                        Counsel and Secretary

Prior to being elected Vice President-Human Resources and Organization Development, Mr. Davis was Vice President-Human Resources and Organization Development of Triangle Wire and Cable, Inc. and Vice President Administration of Ocean View Capital, Inc. Prior to being elected Vice President - Finance, Chief Financial Officer and Treasurer in 1998, Mr. Frederick was Vice President
- Finance and Chief Financial Officer. Prior to being elected Chairman, President and Chief Executive Officer in 1997, Mr. Graber was President and Chief Operating Officer since 1996; prior thereto, Mr. Graber was President of Worldwide Household Products Group and Group Vice President of The Black and Decker Corporation from 1994. Prior to being elected Vice President - General Counsel and Secretary in 1994, Ms. Michaud was Vice President - General Counsel and Assistant Secretary of the Company.

ITEM 11. EXECUTIVE COMPENSATION

Information on executive compensation set forth in the section entitled EXECUTIVE COMPENSATION and the tables therein, is contained in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders, and is hereby incorporated herein by reference. Notwithstanding anything to the contrary set forth herein or in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Form 10-K, the section entitled REPORT OF COMPENSATION COMMITTEE and the

Performance Graphs which are set forth in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders are not deemed to be incorporated by reference in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of shares of Common Stock of the Company beneficially owned by each Director and by all Directors and Officers as a group as of January 2, 1999, set forth in the section entitled SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, and the table therein, is contained in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on certain transactions with management set forth in the section entitled CERTAIN RELATIONSHIPS AND OTHER RELATED TRANSACTIONS is contained in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS

         (1) The following Consolidated Financial Statements of the Company included in the Company's Annual Report to Shareholders are incorporated by reference as part of this Report at Item 8 hereof:

                           Consolidated Balance Sheets as of December 31, 1998, and 1997.

                           Consolidated Statements of Operations for the years ended December 31, 1998, 1997, and 1996.

                           Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996.

                           Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997, and 1996.

                  Notes to Consolidated Financial Statements.

                  The Annual Report to Shareholders for the year ended December 31, 1998, is not deemed to be filed as part of this Report, with the exception of the items incorporated by reference in Items 1, 5, 6, 7 and 8 of this Report and those financial statements and notes thereto listed above.

         (2) The Accountants' Report on Consolidated Financial Statements and the following Financial Statement Schedule of the Company is included as part of this Report at Item 8 hereof:

                  Schedule II. Valuation and Qualifying Accounts - years ended December 31, 1998, 1997, and 1996.

                  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

         (3) The exhibits shown in "Index to Exhibits" are filed as a part of this Report.

(b)      REPORTS ON FORM 8-K

During the fiscal quarter ended December 31, 1998, the Company filed no report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUFFY CORPORATION

By        /s/ Don R. Graber
         ---------------------------------
         Don R. Graber                              Date: February 11, 1999
         Chairman of the Board, President
         and Chief Executive Officer
         (Principal Executive Officer)
         and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Thomas A. Frederick
---------------------------------                   Date: February 11, 1999
Thomas A. Frederick
Vice President - Finance, Chief
Financial Officer and Treasurer
(Principal Financial Officer)

 /s/ Timothy G. Howard
---------------------------------                   Date: February 11, 1999
Timothy G. Howard
Vice President - Controller
(Principal Accounting Officer)

 /s/ William A. Huffman
---------------------------------                   Date: February 11, 1999
William A. Huffman, Director

 /s/ Linda B. Keene
---------------------------------                   Date: February 11, 1999
Linda B. Keene, Director

 /s/ Jack D. Michaels
---------------------------------                   Date: February 11, 1999
Jack D. Michaels, Director

 /s/ Donald K. Miller
---------------------------------                   Date: February 11, 1999
Donald K. Miller, Director

 /s/ James F. Robeson
---------------------------------                   Date: February 11, 1999
James F. Robeson, Director


---------------------------------
Patrick W. Rooney, Director

 /s/ Thomas C. Sullivan
---------------------------------                   Date: February 11, 1999
Thomas C. Sullivan, Director

 /s/ Joseph P. Viviano
---------------------------------                   Date: February 11, 1999
Joseph P. Viviano, Director

                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors,
Huffy Corporation:

Under date of February 4, 1999, we reported on the consolidated balance sheets of Huffy Corporation and subsidiaries as of December 31, 1998, and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in Part IV, Item 14(a)(2) of Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Cincinnati, Ohio                                  /s/ KPMG LLP
February 4, 1999                                 ---------------------------
                                                 KPMG LLP


                          INDEPENDENT AUDITORS' CONSENT

The Board of Directors,
Huffy Corporation:

We consent to the incorporation by reference in the Registration Statements, and the Prospectuses constituting part thereof, of (i) the Form S-8 Registration Statement (No. 333-62903) pertaining to the Master Deferred Compensation Plan;
(ii) the Form S-8 Registration Statement (No. 333-52095) pertaining to the 1998 Director Stock Option Plan, the 1998 Key Employee Stock Plan, and the 1998 Restricted Share Plan; (iii) the Form S-8 Registration Statement (No. 333-52077) pertaining to the 1998 Key Employee Non-Qualified Stock Plan (iv) the Form S-8 Registration Statement (No. 33-25487) pertaining to the 1988 Stock Option Plan and Restricted Share Plan; (v) the Form S-8 Registration Statement (No. 33-25143) pertaining to the 1987 Director Stock Option Plan; (vi) the Form S-8 Registration Statement (Nos. 33-28811 and 33-42724) pertaining to the 1989 Employee Stock Purchase Plan; (vii) the Form S-8 Registration Statement (No. 33-44571) pertaining to five company savings plans and (viii) the Form S-8 Registration Statement (No. 33-60900) pertaining to the W.I.S. Savings Plan of our report dated February 4, 1999, relating to the consolidated balance sheets of Huffy Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, which report appears in the 1998 Annual Report to Shareholders, which is incorporated by reference in the Company's 1998 Annual Report on Form 10-K and our report dated February 4, 1999, relating to the financial statement schedule for each of the years in the three-year period ended December 31, 1998, which report appears in the Company's 1998 Annual Report on Form 10-K.

Cincinnati, Ohio                                  /s/ KPMG LLP
February 4, 1999                                 ---------------------------
                                                 KPMG LLP

                                HUFFY CORPORATION
                  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                 ADDITIONS
                                                               BALANCE AT       CHARGED TO                       BALANCE
                                                                BEGINNING        COSTS AND      DEDUCTIONS       AT END
                                                                OF PERIOD        EXPENSES         (NOTE)        OF PERIOD
                                                                ---------        --------         ------        ---------

Reserves deducted from assets to which they apply:
Allowance for doubtful accounts:
  Year ended December 31, 1998                                    $2,462               373         (411)        2,424
  Year ended December 31, 1997                                    $1,437             2,085       (1,060)        2,462
  Year ended December 31, 1996                                    $1,449             1,197       (1,209)        1,437
Inventory obsolescence:
  Year ended December 31, 1998                                    $2,775               938         (757)        2,956
  Year ended December 31, 1997                                    $2,181             2,541       (1,947)        2,775
  Year ended December 31, 1996                                    $1,891             3,059       (2,769)        2,181
Reserves which support the balance sheet caption,
  Reserves Restructuring
  Reserve:
  Year ended December 31, 1998                                         -                 -             -              -
  Year ended December 31, 1997                                         -                 -             -              -
  Year ended December 31, 1996                                    $1,830                 -       (1,830)              -

Note: Represents accounts written off, less recoveries for allowance for doubtful accounts. Represents inventory written off, less scrap value for inventory obsolescence.

[1] Represents net restructure charge for personnel reductions and the negotiation of a concessionary labor contract.

                                INDEX TO EXHIBITS


EXHIBIT                                                                                                 FORM 10-K
   NO.                                                                                                   EXHIBITS
   ---                                                                                                   --------

  3.a             Amended Articles of Incorporation, dated June 16, 1995, incorporated by
                  reference to Exhibit (3)(i) to Form 10-Q for the quarter ended June 30, 1995              *

  3.b             Code of Regulations, as amended, dated April 28, 1995, incorporated by reference
                  to Exhibit (3)(ii) to Form 10-Q for the quarter ended June 30, 1995                       *

  4.a             Specimen Common Stock Certificate of Huffy Corporation, incorporated by
                  reference to Exhibit 4(a) to Form 10-K for the year ended December 31, 1997               *

  4.b             Note Purchase Agreement, dated June 24, 1988, among Huffy Corporation, The
                  Prudential Insurance Company of America and Pruco Life Insurance Company,
                  incorporated by reference to Exhibit (4) to Form 10-Q for the fiscal quarter
                  ended June 30, 1988                                                                       *

  4.c             Amendment, dated as of December 20, 1993, to Note Purchase Agreement, dated June
                  24, 1988, among Huffy Corporation, The Prudential Insurance Company of America
                  and Pruco Life Insurance Company, incorporated by reference to Exhibit (4)(c) to
                  Form 10-K for the fiscal year ended December 31, 1993                                     *

  4.d             Second Amendment, dated as of December 30, 1997, to Note Purchase Agreement, dated June 24, 1988, among Huffy Corporation, The Prudential Insurance Company of America and Pruco Life Insurance Company, incorporated by reference to
                  Exhibit 4(d) to Form 10-K for the fiscal year ended December 31, 1997                     *

  4.e             Rights Agreement, dated as of December 16, 1988, between Huffy Corporation and
                  Bank One, Indianapolis, National Association, incorporated by reference to
                  Exhibit (4)(n) to Form 10-K for the fiscal year ended December 31, 1988                   *

  4.f             Amendment, dated as of August 23, 1991, to Rights Agreement, dated as of
                  December 16, 1988, between Huffy Corporation and Bank One, Indianapolis,
                  National Association, incorporated by reference to Form 8-K, dated August 23,
                  1991                                                                                      *

  4.g             Amendment, dated as of December 9, 1994, to Rights Agreement, dated as of
                  December 16, 1988, as amended August 23, 1991, between Huffy Corporation and
                  Bank One, Indianapolis, National Association, incorporated by reference to Form
                  8-K, dated December 22, 1994                                                              *


  * Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1998.


  4.h             Note Agreement, dated as of December 1, 1990, among Huffy Corporation and
                  Nationwide Life Insurance Company, Employees Life Insurance Company of Wausaw
                  and Financial Horizons Life Insurance Company in connection with the issuance and sale of $30,000,000 Huffy Corporation 9.62% Senior Notes, Series A, due
                  December 1, 2000, incorporated by reference to Exhibit (4)(j) to Form 10-K for
                  the fiscal year ended December 31, 1990                                                   *

  4.i             Amendment, dated as of December 30, 1997, to Note Agreement, dated as of
                  December 1, 1990, among Huffy Corporation and Nationwide Life Insurance Company,
                  Employees Life Insurance Company of Wausaw and Financial Horizons Life Insurance
                  Company in connection with the issuance and sale of $30,000,000 Huffy
                  Corporation 9.62% Senior Notes, Series A, due December 1, 2000, incorporated by reference to Exhibit 4.i to Form 10-K for the fiscal year ended December 31,
                  1997                                                                                      *

  4.j             Credit Agreement, dated as of April 21, 1992, among Huffy Corporation, Bank One,
                  Dayton, N.A., NBD Bank, N.A., Security Pacific National Bank, and Society
                  National Bank, individually and as agent, in connection with revolving loans up to an aggregate amount of $50,000,000 to Huffy Corporation, incorporated by reference to Exhibit (4)(g) to Form 10-K for the fiscal year ended December 31,
                  1992                                                                                      *

10.a              Lease, effective as of December 29, 1993, between SELCO Service Corporation and
                  Huffy Corporation, incorporated by reference to Exhibit (10)(c) to Form 10-K for
                  the fiscal year ended December 31, 1993                                                   *

10.b              Special Deferred Compensation Agreements, as amended, between Huffy Corporation and certain of its officers and key employees, in substantially the forms incorporated by reference to Exhibit (ix) to Form 10-K for the fiscal year ended
                  June 24, 1977, to Exhibit (2) to Form 10-Q for the fiscal quarter ended
                  September 23, 1983, and to Exhibit (19)(c) to Form 10-Q for the fiscal quarter
                  ended September 30, 1986                                                                  *

10.c              Deferred Compensation Agreements, as amended, between Huffy Corporation and certain of its officers and key employees, in substantially the forms incorporated by reference to Exhibit (vi) to Form 10-K for the fiscal year ended
                  June 29, 1979, and to Exhibit (3) to Form 10-Q for the fiscal quarter ended
                  September 23, 1983                                                                        *

10.d              Master Deferred Compensation Plan, incorporated by reference to Exhibit 4 to
                  Form S-8, dated August 28, 1998                                                           *

10.e.             Form of Severance Pay Agreements, as revised and restated, between Huffy
                  Corporation and its Officers, incorporated by reference to Exhibit 10.e to Form
                  10-K for the fiscal year ended December 31, 1997                                          *


  * Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1998.


10.f.             Description of Executive Medical Reimbursement Plan between Huffy Corporation and certain executive officers and key employees, incorporated by reference to
                  Exhibit (10)(n) to Form 10-K for the fiscal year ended December 31, 1989                *

10.g              Long Term Incentive Compensation Program, incorporated by reference to Exhibit
                  10.g to Form 10-K for the fiscal year ended December 31, 1997                           *

10.h              Huffy Corporation Capital Accumulation Plan Participation Agreement, between Huffy
                  Corporation and certain of its officers, in substantially the forms incorporated by reference to Exhibit (19)(a) to Form 10-Q for the fiscal quarter ended
                  September 30, 1985, and to Exhibit 19(b) to Form 10-Q for the fiscal quarter ended
                  September 30, 1986                                                                      *

10.i              Huffy Corporation Capital Accumulation Program Participation Agreement, between
                  Huffy Corporation and certain of its directors, in substantially the forms incorporated by reference to Exhibit (19)(b) to Form 10-Q for the fiscal quarter ended September 30, 1985, and to Exhibit 19(b) to Form 10-Q for the
                  fiscal quarter ended June 30, 1986                                                      *

10.j              Description of supplemental group life insurance arrangement between Huffy
                  Corporation and certain officers and key employees, incorporated by reference
                  to Exhibit (10)(aa) to Form 10-K for the fiscal year ended December 31, 1991            *

10.k              Description of financial planning and tax preparation services between Huffy
                  Corporation and certain officers and key employees, incorporated by reference
                  to Exhibit (10)(dd) to Form 10-K for the fiscal year ended December 31, 1993            *


10.l              Performance Incentive Plan of Huffy Corporation incorporated by reference to
                  Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1997                   *

10.m              Supplemental Benefit Agreement, dated as of June 21, 1996, between Huffy
                  Corporation and Don R. Graber, incorporated by reference to Exhibit 10.u to
                  Form 10-K for the fiscal year ended December 31, 1996                                   *

10.n              Supplemental/Excess Benefit Plan, dated as of January 1, 1988, incorporated by reference to Exhibit (10)(aa) to Form 10-K for the fiscal year ended December
                  31, 1987                                                                                *

10.o              First Amendment to Huffy Corporation Supplemental/Excess Benefit Plan,
                  effective as of January 1, 1988, incorporated by reference to Exhibit (10)(ee)
                  to Form 10-K for the fiscal year ended December 31, 1990                                *

10.p              Second Amendment to Huffy Corporation Supplemental/Excess Benefit Plan, dated as of June 30, 1991, incorporated by reference to Exhibit (10)(y) to Form 10-K
                  for the fiscal year ended December 31, 1994                                             *



  * Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1998.


10.q              Third Amendment to Huffy Corporation Supplemental/Excess Benefit Plan, dated as of June 27, 1994, incorporated by reference to Exhibit (10)(2) to Form 10-K for
                  the fiscal year ended December 31, 1994                                                 *

10.r              Fourth Amendment to Huffy Corporation Supplemental/Excess Benefit Plan dated as of May 26, 1995, incorporated by reference to Exhibit 10.s to Form 10-K for the
                  fiscal year ended December 31, 1997                                                     *

10.s              Fifth Amendment to Huffy Corporation Supplemental/Excess Benefit Plan,
                  effective as of July 15, 1996, incorporated by reference to Exhibit 10.z to
                  Form 10-K for the fiscal year ended December 31, 1996                                   *

10.t              Sixth Amendment to Huffy Corporation Supplemental/Excess Benefit Plan,
                  effective as of June 15, 1997, incorporated by reference to Exhibit 10.u to
                  Form 10-K for the fiscal year ended December 31, 1997                                   *

10.u              Seventh Amendment to Huffy Corporation Supplemental/Excess Benefit Plan,
                  effective as of December 22, 1997, incorporated by reference to Exhibit 10.v to
                  Form 10-K for the fiscal year ended December 31, 1997                                   *

10.v              Huffy Corporation 1998 Restricted Share Plan, effective April 17, 1998, incorporated by reference to Exhibit 3 to the Company's Proxy Statement dated
                  March 5, 1998 for the Annual Meeting of Shareholders held April 17, 1998                *

10.w              Form of Restricted Share Agreements between Huffy Corporation and its Officers, incorporated by reference to Exhibit 10.w to Form 10-K for the fiscal year
                  ended December 31, 1997                                                                 *

10.x              Huffy Corporation Master Benefit Trust Agreement as Restated, dated June 9,
                  1995, incorporated by reference to Exhibit 10.aa for Form 10-K for the fiscal
                  year ended December 31, 1995                                                            *

10.y              First Amendment to Huffy Corporation Master Benefit Trust Agreement as
                  Restated, effective as of July 25, 1996, incorporated by reference to Exhibit
                  10.bb to Form 10-K for the fiscal year ended December 31, 1996                          *

10.z              Amendment No. 2 to Huffy Corporation Master Benefit Trust Agreement, dated
                  January 2, 1998                                                                        ***

10.aa             Third Amendment to Huffy Corporation Master Benefit Trust Agreement, as
                  Restated, effective August 20, 1998                                                    ***

10.bb             Huffy Corporation 1987 Director Stock Option Plan, incorporated by reference to
                  Exhibit 19(a) to Form 10-Q for the fiscal quarter ended June 30, 1988                   *



  * Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1998.


10.cc             First Amendment to Huffy Corporation 1987 Director Stock Option Plan, effective as of April 30, 1991, incorporated by reference to Exhibit (10)(nn) to Form
                  10-K for the fiscal year ended December 31, 1991                                        *

10.dd             Second Amendment to Huffy Corporation 1987 Director Stock Option Plan,
                  effective as of December 15, 1991, incorporated by reference to Exhibit
                  (10)(oo) to Form 10-K for the fiscal year ended December 31, 1991                       *

10.ee             Third Amendment to Huffy Corporation 1987 Director Stock Option Plan, effective as of February 15, 1996, incorporated by reference to Exhibit 10.ff to Form
                  10-K for the fiscal year ended December 31, 1996                                        *

10.ff             Huffy Corporation 1998 Director Stock Option Plan, effective April 17, 1998, incorporated by reference to Exhibit 1 to the Company's Proxy Statement dated
                  March 5, 1998 for the Annual Meeting of Shareholders held April 17, 1998                *

10.gg             Huffy Corporation 1988 Stock Option Plan and Restricted Share Plan, as amended, incorporated by reference to Exhibit 19(b) to Form 10-Q for the fiscal quarter ended June 30, 1988; to Exhibit A to the Company's Proxy Statement dated March
                  13, 1992 for the Annual Meeting of Shareholders held April 24, 1992; and to
                  Annex I to the Company's Proxy Statement dated March 7, 1996 for the Annual
                  Meeting of Shareholders held April 26, 1996                                             *

10.hh             Third Amendment to Huffy Corporation 1988 Stock Option Plan and Restricted
                  Share Plan, effective October 22, 1998                                                 ***

10.ii             Huffy Corporation 1998 Key Employee Stock Plan, effective April 17, 1998, incorporated by reference to Exhibit 2 to the Company's Proxy Statement dated
                  March 5, 1998 for the Annual Meeting of Shareholders held April 17, 1998                *

10.jj             First Amendment to Huffy Corporation 1998 Key Employee Stock Plan, effective
                  October 22, 1998                                                                       ***

10.kk             Form of Subscription Agreement between Huffy Corporation and Don R. Graber, incorporated by reference to Exhibit 10.ee to Form 10-K for the fiscal year
                  ended December 31, 1997                                                                 *

10.ll             Huffy Corporation 1990 Directors' Retirement Plan incorporated by reference to
                  Exhibit (10)(qq) to Form 10-K for the fiscal year ended December 31, 1991               *

10.mm             First Amendment to Huffy Corporation 1990 Directors' Retirement Plan, effective as of February 15, 1996, incorporated by reference to Exhibit 10.ii to Form
                  10-K for the fiscal year ended December 31, 1996                                        *

10.nn             Second Amendment to Huffy Corporation 1990 Directors' Retirement Plan,
                  effective as of February 15, 1996, incorporated by reference to Exhibit 10.jj
                  to Form 10-K for the fiscal year ended December 31, 1996                                *

  * Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1998.

10.oo             Description of Huffy Corporation Executive Automobile Policy incorporated by reference to Exhibit 10(ii) to Form 10-K for the fiscal year ended December 31,
                  1994                                                                                    *

                                              OTHER FILINGS

13.               Certain sections of the Annual Report to Shareholders for fiscal year ended
                  December 31, 1998                                                                      ***

19.               Schedule of certain documents substantially identical to filed documents with
                  parties thereto and other material differing details                                   ***

22.               List of all direct and indirect Subsidiaries of the registrant:

                                             Jurisdiction in
Name of Subsidiary                          which Incorporated
------------------                          ------------------

Hufco Company                               Colorado
Hufco - Delaware Company                    Delaware
Huffy FSC, Inc.                             Virgin Islands
Huffy International Finance, N.V.           Netherland Antilles
Huffy Risk Management, Inc.                 Ohio
Huffy Service First, Inc.                   Ohio
Huffy Sports, Inc.                          Wisconsin
Royce Union Bicycle Company                 Ohio
True Temper Hardware Company                Ohio
True Temper Limited                         Whites Cross, Cork,
                                            Ireland
Washington Inventory Service                California

27.               Financial Data Schedules                                                               ***





  * Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1998.