Form 10-Q
period 1999-03-31
HUFFY CORP
filed 1999-05-14
CIK 225463

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                        March 31, 1999
                 ---------------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------

Commission file number                       1-5325
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

                              Yes   X    No
                                  -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding Shares:    10,640,521    as of    May 13, 1999
                    ----------------       ------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).  COMPANY FOR WHICH REPORT IS FILED:

                                       HUFFY CORPORATION
                              CONSOLIDATED STATEMENTS OF EARNINGS
                      (Dollar Amounts in Thousands, Except Per Share Data)

                                                                        Three Months Ended
                                                                            March 31,
                                                                  -----------------------------
                                                                      1999              1998
                                                                  -----------       -----------
Net sales                                                         $   149,333       $   143,923
Cost of sales                                                         127,347           118,963
                                                                  -----------       -----------
           Gross profit                                                21,986            24,960

Selling, general and
administrative expenses                                                19,047            19,357
Plant closure and manufacturing reconfiguration                         2,087                --
                                                                  -----------       -----------
           Operating income                                               852             5,603

Other expense (income)
        Interest expense                                                1,682             1,346
        Interest income                                                   (67)              (51)
        Other                                                             135               208
                                                                  -----------       -----------
Earnings (loss) before income taxes                                      (898)            4,100
Income tax expense (benefit)                                             (333)            1,569
                                                                  -----------       -----------
        Earnings (loss) from continuing operations                       (565)            2,531
                                                                  -----------       -----------

Discontinued operations:
    Income (loss) from discontinued operations, net
        of income tax expense (benefit) of $(208) and $764               (312)            1,255
    Gain on disposal of discontinued operations, net of
        income tax expense of $2,338                                    3,028                --
                                                                  -----------       -----------
           Net earnings                                           $     2,151       $     3,786
                                                                  ===========       ===========

Earnings per common share:
  Basic:
      Weighted average number of common shares                     11,759,942        12,531,939
                                                                  ===========       ===========
      Earnings (loss) from continuing operations                  $     (0.05)      $      0.20
      Discontinued operations                                            0.23               .10
                                                                  -----------       -----------
              Net earnings per common share                       $      0.18       $      0.30
                                                                  ===========       ===========
  Diluted:
      Weighted average number of common shares                     11,898,056        12,714,461
                                                                  ===========       ===========
      Earnings (loss) from continuing operations                  $     (0.05)      $      0.20
      Discontinued operations                                            0.23               .10
                                                                  -----------       -----------
              Net earnings per common share                       $      0.18       $      0.30
                                                                  ===========       ===========

                                 HUFFY CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                           (Dollar Amounts In Thousands)

                                                           March 31,  December 31,
                                                             1999         1998
                                                           --------   ------------
ASSETS
------

Current assets:
    Cash and cash equivalents                              $ 12,137     $ 17,834
    Accounts and notes receivable, net                      104,669       70,149
    Inventories                                              52,016       46,442
    Prepaid expenses and federal income taxes                26,700       20,425
    Net assets of discontinued operations                        --       70,338
                                                           --------     --------

          Total current assets                              195,522      225,188
                                                           --------     --------

Property, plant and equipment, at cost                      165,147      177,992
    Less: accumulated depreciation and amortization         102,150      114,260
                                                           --------     --------

          Net property, plant and equipment                  62,997       63,732

Excess of cost over net assets acquired, net                 31,540       31,985
Deferred federal income taxes                                 3,721        3,565
Other assets                                                  4,083        4,388
                                                           --------     --------

                                                           $297,863     $328,858
                                                           ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Notes payable                                          $ 34,900     $ 99,240
    Current installments of long-term obligations             6,395        6,411
    Accounts payable                                         56,440       33,604
    Accrued expenses and other current liabilities           48,664       36,641
                                                           --------     --------

          Total current liabilities                         146,399      175,896
                                                           --------     --------

Long-term obligations, less current installments             29,772       29,784
Other long-term liabilities                                  29,737       31,028
                                                           --------     --------

          Total liabilities                                 205,908      236,708
                                                           --------     --------

Shareholders' equity:
    Preferred stock                                              --           --
    Common stock                                             16,652       16,633
    Additional paid-in capital                               66,066       65,892
    Retained earnings                                        80,078       78,967
    Less:  cost of treasury shares                           70,841       68,341
                                                           --------     --------

          Total shareholders' equity                         91,955       93,151
                                                           --------     --------

                                                           $297,863     $328,858
                                                           ========     ========

                                  HUFFY CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollar Amounts in Thousands)

                                                                Three Months Ended
                                                                     March 31,
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss) from continuing operations                $   (565)     $  2,531

Adjustments to reconcile net earnings to net cash used in
operating activities:
    Depreciation and amortization                                3,527         3,905
    Loss on sale of property, plant and equipment                  509            --
    Changes in assets and liabilities:
        Accounts and notes receivable, net                     (34,520)      (14,584)
        Inventories                                             (5,574)      (11,390)
        Prepaid expenses and federal income taxes               (6,430)        1,260
        Other assets                                               201           420
        Accounts payable                                        23,837           954
        Accrued expenses and other current liabilities          12,162        (2,581)
        Other long-term liabilities                             (1,474)          453
        Other                                                       --          (108)
                                                              --------      --------

            Net cash used in continuing operating
            activities                                          (8,327)      (19,140)

Discontinued operations:
    Gain on disposal of discontinued operations                  3,028            --
    Income (loss) from discontinued operations                    (312)        1,255
    Items not affecting cash, net                                  877         1,277
    Cash provided by (used in) discontinued operations          69,461       (19,712)
                                                              --------      --------

            Net cash provided by (used in)
            discontinued operating activities                   73,054       (17,180)

            Net cash provided by (used in)
            operating activities                                64,727       (36,320)

=====================================================================================
-------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                        (4,097)       (3,556)
    Proceeds from sale of property, plant and equipment          1,345            15
                                                              --------      --------

        Net cash used in investing activities                   (2,752)       (3,541)

=====================================================================================
-------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Net increase (decrease) in short-term borrowings           (64,340)       45,003
    Reduction of long-term debt                                    (28)          (23)
    Issuance of common shares                                      193           228
    Purchase of treasury shares                                 (2,500)       (6,258)
    Dividends paid                                                (997)       (1,089)
                                                              --------      --------

        Net cash provided by (used in) financing
        activities                                             (67,672)       37,861

=====================================================================================
-------------------------------------------------------------------------------------
Net change in cash and cash equivalents
Cash and cash equivalents:                                      (5,697)       (2,000)

        Beginning of the year                                   17,834         2,110
                                                              --------      --------
        End of the three month period                         $ 12,137      $    110
-------------------------------------------------------------------------------------
=====================================================================================

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar Amounts in Thousands)


Note 1: Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Shareholders for the year ended December 31, 1998 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Huffy Corporation as of March 31, 1999. All such adjustments are of a normal recurring nature.

Note 2: Inventories of Huffy Bicycle Company and Huffy Sports Company are valued using the dollar value LIFO method and, as a result, it is impractical to separate inventory values between raw materials, work-in-process and finished products on an interim basis.

Note 3: During the second quarter of 1998, the Company implemented a plan to maximize operational efficiency by eliminating excess production capacity and reducing annual operating expenses at the Huffy Bicycle Company. The plan includes the closure of the Celina, Ohio manufacturing facility to reduce capacity; the leasing of a parts fabrication facility to support other plants; and the continuation of its import program for opening price point bikes. In 1999, these charges included severance and related benefits ($359); facility shutdown and asset write-downs ($678); and new facility startup and equipment, personnel, and inventory relocation ($1,050).

Note 4: In March 1999, Huffy Corporation reached an agreement with U.S. Industries, Inc. to sell the assets of its Harrisburg, Pennsylvania based lawn and garden tools and wheelbarrows business, True Temper Hardware Company, for $100 million. The results for True Temper Hardware Company have been classified as discontinued operations in the Consolidated Statement of Earnings. The assets and liabilities of discontinued operations have been classified in the Consolidated Balance Sheet as "Net assets of discontinued operations."

          Summarized balance sheet data for discontinued operations is as follows:

                                                     December 31, 1998
                                                     -----------------
                Current assets                            $61,313
                Property, plant & equipment, net           20,639
                Other assets                                2,271
                                                          -------
                         Total assets                      84,223

                Current liabilities                        13,885
                                                          -------
                         Net assets                       $70,338
                                                          =======

Note 4. The Company has classified its operations into the following business segments:

                Sporting Goods - bicycles, backboards and related products. Services for Retail - in-store assembly, repair, and display services and inventory counting services

                                                             Earnings (loss)
                                                              Before Income
                                               Sales              Taxes
                                              --------       ---------------
           MARCH 31, 1999
                  Sporting Goods              $ 91,427           $ 1,264
                  Services for Retail           58,084               448
                  Eliminations                    (178)
                  Interest, net                                   (1,615)
                  General Corporate                                 (995)
                                              --------           -------
                                              $149,333           $  (898)
                                              ========           =======

           MARCH 31, 1998
                  Sporting Goods              $ 98,087           $ 6,648
                  Services for Retail           45,990             1,534
                  Eliminations                    (154)
                  Interest, net                                   (1,295)
                  General Corporate                               (2,787)
                                              --------           -------
                                              $143,923           $ 4,100
                                              ========           =======

Note 5:   The components of comprehensive income are immaterial for disclosure.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

                        THREE MONTHS ENDED MARCH 31, 1999
                                 COMPARED TO THE
                        THREE MONTHS ENDED MARCH 31, 1998
              (Dollar Amounts in Thousands, Except Per Share Data)

NET EARNINGS (LOSS)
-------------------
Huffy Corporation ("Huffy" or "Company") had a net loss from continuing operations of $(565), or $(0.05) per common share for the quarter ended March 31, 1999 compared to $2,531, or $0.20 per common share for the same period last year. Earnings for the first quarter of 1999 included a pretax charge of $2,087 ($1,294 after tax), or $0.11 per common share for the final phase of the plant closure and manufacturing reconfiguration at the Huffy Bicycle Company. Net earnings from continuing operations, excluding the Huffy Bicycle Company plant closure and reconfiguration charges were $729 or $0.06 per common share for the first quarter of 1999. Net earnings before the above mentioned charges were negatively impacted by $3,298 in the Sporting Goods segment primarily due to bicycle price deflation and by $1,086 in the Services for Retail segment primarily due to short labor supply. The net earnings from continuing operations excludes results and gain from the Company's lawn and garden and wheelbarrow business which was sold to U.S. Industries, Inc. on March 16, 1999. The lawn and garden and wheelbarrow business had net sales of $24,480 and a net loss of $(312), or $(0.03) per common share, compared to net sales of $38,382 and net earnings of $1,255,or $0.10 per common share for the first quarter of 1998. The gain on the sale of the lawn and garden and wheelbarrow business was $3,028, or $0.26 per common share.

NET SALES
---------
Net sales from continuing operations for the quarter ended March 31, 1999 were $149,333, an increase from sales of $143,923 for the same quarter in 1998. For the three months ended March 31, 1999, net sales in the Sporting Goods segment decreased $6,660 from the same period in the prior year, primarily at Huffy Bicycle Company where price deflation and close-out pricing to reduce inventory built during the Celina facility phase-out decreased total sales dollars on flat unit volume for the quarter. In the Services for Retail segment, net sales increased $12,070 primarily due to strong demand for assembly services and the impact of the June 1998 Inventory Auditors acquisition.

GROSS PROFIT
------------
Gross profit for the quarter ended March 31, 1999 was $21,986, down from the $24,960 achieved in the first quarter of 1998. As a percent of net sales, gross profit for the first quarter of 1999 was 14.7% compared to 17.3% for the first quarter of 1998. Gross profit as a percent of net sales for the Sporting Goods segment decreased 2.2%, primarily due to a lower margin product mix and unfavorable pricing pressures. In the Services for Retail segment gross margins as a percent of net sales declined 2.9% primarily due to capacity constraints experienced by Washington Inventory Service caused by a significant volume increase in inventory services and a tight labor market across the nation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative expenses were $19,047 for the first quarter of 1999, compared to $19,357 for the same period in 1998. As a percent of net sales, selling, general and administrative expenses for the quarter ended March 31, 1999 were 12.8% compared to 13.4% for the first quarter of 1998. The decrease in selling, general and administrative expenses as a percent of net sales for the quarter ended March 31, 1999 is primarily due to the continued emphasis on Continuous Rapid Improvement.

PLANT CLOSURE AND MANUFACTURING RECONFIGURATION
-----------------------------------------------
During the second quarter of 1998, the Company implemented a plan to maximize operational efficiency by eliminating excess production capacity and reducing annual operating expenses at the Huffy Bicycle Company. The plan includes the closure of the Celina, Ohio manufacturing facility to reduce capacity; the leasing of a parts fabrication facility to support other plants; and the continuation of its import program for opening price point bikes. In 1999, these charges included facility shutdown and asset write-downs $(678); new facility startup and equipment, personnel, and inventory relocation $(1,050); and severance and related benefits $(359).

SALE OF TRUE TEMPER HARDWARE
----------------------------
In March 1999, the Company sold the assets of its lawn and garden tools and wheelbarrows business, True Temper Hardware Company to U.S. Industries, Inc. The purchase price was $100 million cash and is subject to certain post-closing adjustments based on closing date financial statements.

YEAR 2000 COMPLIANCE
--------------------
Many existing computer programs used globally use only two digits to identify a year in the date field. These programs, if not corrected, could fail or create erroneous results after the century date changes on January 1, 2000. This Year 2000 issue is believed to affect virtually all companies, including Huffy.

Huffy relies on computer-based technology and uses a variety of third-party hardware and proprietary and third-party software. In addition to the information technology ("IT") systems, the Company's operations rely on various non-IT equipment and systems that contain embedded computer technology. During 1996, the Company began evaluating and assessing all of its internal date-sensitive systems and equipment for Year 2000 compliance. The assessment phase of the Year 2000 project is substantially complete and included both information technology equipment and non-information technology equipment. Based on such assessment, the Company determined that it was necessary to modify or replace a portion of its information systems. For its major IT systems, as of March 31, 1999, the Company is approximately 95% complete in the modification or replacement of its critical software and hardware and expects all such modifications and replacements to be completed by the Spring of 1999. After completion of this phase, the Company plans to test and implement its IT systems. As of March 31, 1999, the Company has completed testing of approximately 85% of its remediated systems. Completion of the testing and implementation of all remediated systems is expected by early second half of 1999.

The Company has also communicated with material suppliers and customers to determine their Year 2000 compliance and the extent to which the Company is vulnerable to any third-party Year 2000 issues. Essentially all material suppliers and customers have replied to our inquiries in writing indicating that they expect to be Year 2000 compliant on a timely basis.

The Company is actively involved in the assessment and development of contingency plans and anticipates by December 31, 1999 contingency plans will be developed for mission critical systems. Based upon current information, management believes that the most likely worst case scenario would be isolated, short business interruptions, having minimal impact on the results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The sale of True Temper Hardware Company has favorably impacted the Company's liquidity and capital resources as of March 31, 1999 by generating $73 million in cash which was primarily used to reduce short term borrowings. The Company's balance sheet reflects fluctuations in both current assets and current liabilities attributable to seasonal changes in the operations of its businesses.

ENVIRONMENTAL
-------------
As disclosed in the Company's Annual Report to Shareholders for the year ended December 31, 1998, the Company, along with others, has been designated as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (the "EPA") with respect to claims involving the discharge of hazardous substances into the environment in the Baldwin Park operable unit of the San Gabriel Valley Superfund site ("Superfund"). Currently, the Company, along with other PRPs is negotiating an agreement with local water companies to develop a water treatment and supply project intended to result in a settlement by and among the PRPs, the local water companies, the EPA, and the state of California. At this time, the relative liabilities of the parties are uncertain. In developing its estimate of environmental remediation costs, the Company considers, among other things, currently available technological solutions, alternative cleanup methods and risk-based assessments of the contamination and, as applicable, an estimation of its proportionate share of remediation costs. The Company may also make use of external consultants, and consider, when available, estimates by other PRPs and governmental agencies and information regarding the financial viability of other PRPs. The Company believes it is unlikely that it will incur substantial previously unanticipated costs as a result of failure by other PRPs to satisfy their responsibilities for remediation costs. On May 15, 1997, the Company, along with other PRPs, received special notice letters from the EPA requesting a good faith offer of remediation for the Superfund. Such response has currently been postponed to July 2, 1999. Based upon information currently available, such future costs are not expected to have a material adverse effect on the Company's financial condition, liquidity, or its ongoing results of operations. However, such costs could be material to results of operations in a future period.

Please see the Company's meaningful cautionary statements regarding forward looking statements contained in the Company's report on Form 8-K filed with the Securities and Exchange Commission on April 1, 1998 which is hereby incorporated herein by reference.

PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

The Company along with numerous California water companies and other PRPs for the Baldwin Park Operable Unit of the San Gabriel Valley Superfund have been named in eight civil lawsuits which allege claims related to the contaminated groundwater in the Azusa, California area. On March 12, 1998, the California Public Utilities Commission ("PUC") issued an Order Instituting Investigation ("OII"), stating that because the toxic tort lawsuits relate to water quality, public health and safety, and the operations and practices of the public utilities subject to the PUC's jurisdiction, the PUC intends to pursue its jurisdiction by investigating the operations and practices of the named defendant public utilities, their compliance with the PUC standards and policies regarding water quality, and whether those standards and policies regarding water quality continue to be adequate to protect the public health and safety. The PUC investigation and decision is expected to conclude in September, 1999. As a result of the PUC OII, a majority of the lawsuits were stayed pending the PUC determination. The plaintiffs appealed the decisions to stay. Following a hearing on the matter, the Court of Appeal took the matter under submission and a decision is pending. To date, the matters are in their initial stage. It is impossible to currently predict the outcome of the litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

The Annual Meeting of Shareholders of the Company was held April 22, 1999. At such meeting, the Shareholders of the Company elected as Directors Jack D. Michaels, James F. Robeson and Patrick W. Rooney, each for a three year term expiring in 2002. Shares were voted as follows: FOR: Jack D. Michaels (10,522,807), James F. Robeson (10,520,664), and Patrick W. Rooney (10,516,127);
WITHELD (including broker non-votes): Jack D. Michaels (206,432), James F. Robeson (208,575), and Patrick W. Rooney (213,112).

In addition, the Shareholders also ratified the appointment of KPMG LLP as the Company's independent public accountants for calendar year 1999. In accordance with such ratification, 10,690,665 shares were voted for ratification, 19,022 shares cast against, and 19,552 shares cast to abstain (including broker non-votes).

The Shareholders also voted on one shareholder proposal. The Shareholders voted against the Shareholder Proposal requesting the Company to prepare a report on the ratio of CEO compensation compared to compensation of the average Company worker for each of the last 10 years. In connection with such proposal, there were 751,273 shares voted for the proposal, 8,301,804 shares cast against, 194,808 shares cast to abstain and 1,481,354 broker non-votes.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

a. Exhibits - The Exhibits, as shown in the "Index of Exhibits", attached hereto as page 10, are filed as a part of this Report.

b. The Company filed one report on Form 8-K, dated March 16, 1999, which was filed with the Securities and Exchange Commission on March 30, 1999 disclosing the Company closed on its sale of the True Temper Hardware Company business to TTHA Corp, an affiliate of U.S. Industries.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HUFFY CORPORATION, registrant

     May 14, 1999                              /s/ Timothy G. Howard
----------------------                     ----------------------------------
Date                                       Timothy G. Howard
                                           Vice President - Corporate Controller
                                           (Principal Accounting Officer)

                                INDEX OF EXHIBITS

Exhibit
  No.                            Item
-------   -----------------------------------------------------
  (2)         Not applicable

  (3)         Not applicable

  (4)         Not applicable

 (10)         Not applicable

 (11)         Not applicable

 (15)         Not applicable

 (18)         Not applicable

 (19)         Not applicable

 (22)         Not applicable

 (23)         Not applicable

 (24)         Not applicable

 (27)         Financial Data Schedule

 (99)         Not applicable