Form 10-K405/A
period 1998-12-31
HUFFY CORP
filed 1999-05-18
CIK 225463

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






               DOCUMENTS INCORPORATED BY REFERENCE

None.
                             PART I


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

   The general development of business within each business segment (Consumer Products and Services for Retail) is discussed in more detail below. See also Note 15 to the Company's financial statements (included in Exhibit 13 to the Company's Form 10-K, filed February 11, 1999 for financial information relating to each such business segment.

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

                    Huffy Sports Company: Huffy Sports Company, a
                 division of the Company located in Sussex, Wisconsin, is a leading supplier of basketball backboards, poles, goals, and related products and juvenile indoor portable basketball units for use at home. In 1997, the Company purchased the business and assets of Sure Shot(TM)/Hydra-Rib
                 (TM) which produces basketball units for institutional and in-arena use. Huffy Sports Company products, many of which bear the logo of the National Basketball Association ("NBA") as well as the Huffy Sports(R) trademark, are sold predominately through national and regional high volume retailers in the United States.

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

         b.      SUPPLIERS

                    Basic materials such as raw steel, steel and
                 aluminum tubing, plastic, wood, fabric, resins, ash timber, and welding materials used in the manufacturing operations are purchased primarily from domestic sources. Alternate sources are available for all critical products and components, but the sudden loss of any major supplier could cause a temporary material negative effect on the segment's operations.

         c.      PATENTS, TRADEMARKS AND LICENSES

                 The patents, trademarks (including the registered trademarks "Huffy", "Huffy Sports", "Royce Union", "True Temper" and "Jackson"), licenses (including the license to use the NBA logo) and other proprietary rights of the companies in this segment are deemed important to the Company. Generally, the NBA license has five year terms which are renegotiated upon termination. The loss by the Company of its rights under any individual patent, trademark (other than "Huffy" or "True Temper"),license or other proprietary right used by this segment would not have a material adverse effect on the Company or the segment. The Company's patents, by law, have a limited life, and patent rights expire periodically. The loss of the registered trademark "Huffy" or "True Temper" could have a material adverse effect on the Company and this segment. The Company has no reason to believe that anyone has rights to either the "Huffy" or "True Temper" trademarks for the products for which the Company uses such trademarks.

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

   Sales to two customers, Wal-Mart and K-Mart, aggregated over ten percent or more of the Company's consolidated revenues from each such customer for the year ended December 31, 1998, and the loss of either one of these customers could have a material adverse effect on the Company and its subsidiaries as a whole.



The number of persons employed full-time by the Company (excluding seasonal employees in the Services for Retail Segment) as of December 31, 1998, was 3,702 (1,623 employed by the Consumer Products Segment and 2,051 employed by the Services for Retail Segment).


                          PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS



   The market information and other related security holder matters pertaining to the Common Stock of the Company set forth in
Exhibit 13 under the caption entitled "Common Stock" contained in the Company's Annual Report to Shareholders for the year ended
December 31, 1998, and are hereby incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

   (Dollar amounts in thousands, except per share data)

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED
DECEMBER 31, 1997

     The Company recorded a net loss from continuing operations of $665 or $.05 per common share in 1998 compared to $10,429 or $.80 per common share for 1997. Earnings for 1998 included a pretax charge of $21,320 ($13,112 after tax) or $1.07 per common share for plant closure and manufacturing reconfiguration at the Huffy Bicycle Company. The plan includes actions such as the closure of the Celina, Ohio manufacturing facility; leasing a new parts fabrication facility; and expansion of its import program for bicycles. Net earnings from continuing operations, excluding the Huffy Bicycle Company plant closure and reconfiguration charges were $12,447, or $1.02 per common share for 1998. Increased net earnings before the above mentioned charges were the result of innovative new products and services, brand development and channel expansion, a company wide focus on cost reduction, and bolt-on acquisitions. The 1997 net earnings from continuing operations excludes operating results and gain from the sale of the Company's juvenile products business which was sold to Evenflo Company, Inc. in April, 1997. In 1997, the juvenile products business had net sales of $37,180 and a net loss of $813, or $.06 per common share. The gain on the sale of the juvenile products business was $559, or $.04 per common share.

Net Sales

     Net sales in 1998 were $707,556, a 1.9% increase over net sales of $694,490 in 1997. Net sales in the Consumer Products segment decreased 0.7% over 1997. Net sales in this segment declined due to cautious retail orders and store level inventory reductions, primarily in the sporting goods category.

     In the Services for Retail segment, net sales increased by 9.0% over 1997, primarily due to strong demand for inventory services.

Gross Profit

     Consolidated gross profit for 1998 was $122,996, or 17.4% of net sales, compared to $112,841, or 16.2% of net sales reported for 1997.

     Both the Consumer Products and Services for Retail segments contributed to the increase in gross profit for 1998. Gross profit increased in the Consumer Products segment by $8,479 or 10.5%, and in the Services for Retail segment by $1,676 or 5.2%. This increase in gross profit dollars was primarily volume driven in the Services for Retail segment, while improved margin was the major factor in the Consumer Products segment. Gross profit expressed as a percent of net sales increased primarily due to improvements achieved through cost reduction ("CRI") initiatives.

     Consolidated gross profit in total and as a percentage of sales varies by quarter due to normal seasonal fluctuations in both segments. In the Consumer Products segment, True Temper Hardware Company typically experiences lower sales in the third quarter due to the seasonal nature of its products. Lower gross profit percentages in the fourth quarter are typically caused by seasonal fluctuations at Huffy Bicycle Company and Washington Inventory Service. Huffy Bicycle Company typically stops production for a period during December to prevent inventory build-up. The fixed costs associated with this shutdown reduce fourth quarter profitability. In the Services for Retail segment, Washington Inventory Service also experiences a significant unfavorable seasonal impact during the fourth quarter as retailers typically do not conduct inventories during the Christmas season, causing low fourth quarter sales volume and reduced gross profit.

Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses in 1998 were $93,994, a 2.3% increase over 1997. In the Consumer Products segment selling, general and administrative expenses increased $1,318 or 2.1%. The increase in selling, general and administrative costs in the Consumer Products segment is primarily due to the addition of Royce Union ($2,786). In the Services for Retail segment selling, general and administrative expenses increased by $1,789 or 7.6%. This increase was primarily due to increased selling, general and administrative costs of $1,676 related to the Inventory Auditors acquisition. This increase in selling, general and administrative expenses was partially offset by a reduction of employee benefits of $1,015. Selling, general and administrative expenses for 1997 were favorably impacted by an insurance recovery of $2,110.

Net Interest Expense

     Net interest expense was $8,981, a $3,467 increase over net interest expense for 1997. The increase in interest expense is due primarily to high levels of short-term borrowings in the Consumer Products segment, caused by temporary working capital increases related to the restructuring of the business. These increased costs were partially offset by principal reduction in long-term debt.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED
DECEMBER 31, 1996

     The Company recorded net earnings from continuing operations of $10,429 or $.80 per common share in 1997, compared to $6,924, or $.51 per common share for 1996. Improved volume led to increased profitability in both segments. The net earnings from continuing operations exclude operating results and gain from the sale of the Company's juvenile products business which was sold to Evenflo Company, Inc. in April, 1997. In 1997, the juvenile products business had net sales of $37,180 and a net loss of $813, or $.06 per common share compared to net sales of $122,209 and a net loss of $467, or $.03 per common share in 1996. The gain on the sale of the juvenile products business was $559, or $.04 per common share.

Net Sales

     Net sales in 1997 were $694,490, a 19.8% increase over net sales of $579,670 in 1996. Net sales in the Consumer Products segment increased by 20.7% over 1996. Net sales in the Consumer Products segment increased due to strong demand and market share gains for bicycles and basketball backboard systems, combined with increased market penetration and new customer distribution in the wheelbarrow portion of the lawn and garden business.

     In the Services for Retail segment, net sales increased by 17.9% over 1996, primarily as a result of continued market penetration in the inventory services and product assembly and merchandising services business.

Gross Profit

     Consolidated gross profit for 1997 was $112,841, or 16.2% of net sales, compared to $94,888, or 16.4% reported for 1996.

     Volume increases in both the Consumer Products and Services for Retail segments contributed to the increased gross profit dollars of $13,507 and $4,406, respectively. Gross profit expressed as a percent of net sales declined versus the prior year in the Consumer Products segment by 0.1% due to continued intense competition and customer demand for increased mix of promotionally priced products, while gross profit expressed as a percent of net sales in the Services for Retail segment was unfavorably impacted by 0.6% due to a shift in the mix of product services provided.

     Consolidated gross profit in total and as a percentage of sales varies by quarter due to normal seasonal fluctuations at several Huffy Companies. True Temper Hardware Company typically experiences lower sales in the third quarter due to the seasonal nature of its products. Lower gross profit percentages in the fourth quarter are typically caused by seasonal fluctuations at Huffy Bicycle Company and Washington Inventory Service. Huffy Bicycle Company typically stops production for a period during December to prevent inventory build-up. The fixed costs associated with this shutdown reduce fourth quarter profitability. Washington Inventory Service also experiences a significant unfavorable seasonal impact during the fourth quarter as retailers typically do not conduct inventories during the Christmas season, causing low fourth quarter sales volume and reduced gross profit.

Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses in 1997 were $91,838, a 14.7% increase over 1996. The increase of $8,635 in the Consumer Products segment in selling, general, and administrative expenses is primarily due to volume related commissions, customer service costs, and distribution costs. The increase in selling, general and administrative expenses of $2,409 in the Services for Retail segment is primarily related to technology development and volume related customer service costs.

Net Interest Expense

     Net interest expense was $5,514, a $277 decrease over net interest expense for 1996. The decrease in interest expense is due primarily to principal reduction in long-term debt, and reduced levels of short-term borrowings made possible by the Gerry Baby Product Company sale.

LIQUIDITY AND CAPITAL RESOURCES

     The financial condition of the Company remained strong during 1998. Company operations have historically provided a positive cash flow which, along with the credit facilities maintained, provides adequate liquidity to meet the Company's operational needs. Cash provided by continuing operations amounted to $26,554 in 1998, compared to $1,216 in 1997 and $2,784 in 1996. The increase in cash provided by continuing operations in 1998 was the result of a stronger emphasis on asset management which reduced receivables and maintained inventory levels.

     Investing activities consumed $38,761 in cash during 1998, compared to $35,188 during 1997 and $14,665 during 1996. In 1998, as in 1997, the Company continued to expend cash on acquisitions, re-emphasizing its strategy to grow through bolt-on acquisitions. Funds expended for capital additions and improvements totaled $22,977 in 1998 compared to $17,493 in 1997 and $14,684 in 1996.
In 1999, capital expenditures are expected to be approximately $18,900, reflecting continuing investment in new products and technology.

     The Company provided $27,954 and $19,872 from financing activities in 1998 and 1996, respectively, while $16,456 was used in 1997. Committed and uncommitted short-term lines of credit total $130,000 of which $99,240 was outstanding at December 31, 1998. The Company believes that its capital structure provides the financial flexibility to obtain additional financing that may be necessary to fund future growth. The Company violated certain debt covenants during 1998. Temporary bank waivers were received which covered the violation period. There were no modifications made to the original loan documents. As part of the Company's authorized stock repurchase program, the Company has repurchased shares totaling $18,518, $10,051, and $3,318 in 1998, 1997, and
1996, respectively.

     The Company's debt to total capital ratio of 28.0% at December 31, 1998 was unchanged from the 28.0% at December 31,
1997.

PLANT CLOSURE AND MANUFACTURING RECONFIGURATION

     During 1998, the Company implemented a plan to maximize operational efficiency by eliminating excess production capability and reducing annual operating expenses at the Huffy Bicycle Company. The plan includes the closure of the Celina, Ohio manufacturing facility to reduce capacity; the leasing of a parts fabrication facility to support other plants; and the continuation of its import program for opening price point bikes. In 1998, the Company incurred plant closure and manufacturing reconfiguration charges of $21,320 ($13,112 after tax or $1.07 per share). These charges included severance and related benefits ($6,548); facility shutdown and asset write-downs ($8,218); and new facility startup and equipment, personnel and inventory relocation ($6,554). The plant closure and manufacturing reconfiguration was substantially completed during 1998.

YEAR 2000 COMPLIANCE

     Many existing computer programs used globally use only two digits to identify a year in the date field. These programs, if not corrected, could fail or create erroneous results after the century date changes on January 1, 2000. This Year 2000 issue is believed to affect virtually all businesses, including the Company.

     The Company relies on computer-based technology and uses a variety of third-party hardware and proprietary and third-party software. In addition to the information technology ("IT") systems, the Company's operations rely on various non-IT equipment and systems that contain embedded computer technology. During 1996, the Company began evaluating and assessing all its internal date-sensitive systems and equipment for Year 2000 compliance.
The assessment phase of the Year 2000 project is substantially complete and included both information technology equipment and non-information technology equipment. Based on such assessment, the Company determined that it was necessary to modify or replace a portion of its information systems. For its major IT systems, as of December 31, 1998, the Company is approximately 95% complete in the modification or replacement of its critical software and hardware and expects all such modifications and replacements to be completed by the Spring of 1999. After completion of this phase, the Company plans to test and implement its IT systems. As of December 31, 1998, the Company has completed testing of approximately 80% of its remediated systems. Completion of the testing and implementation of all remediated systems is expected by June 30, 1999.

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

     The Company's Year 2000 compliance program is directed primarily towards ensuring that the Company will be able to continue to perform four critical functions: (1) produce and ship goods, (2) order and receive inventory, (3) pay its employees and vendors, and (4) schedule and perform service business. It is difficult, or impossible, to assess with any degree of accuracy, the impact of any of these four areas of the failure of one or more aspects of the Company's compliance program.

     Because the Company began this process in a timely fashion, and because it regularly evaluates and upgrades its IT capabilities, the total estimated cost of the Year 2000 project alone is not material and has been funded by operating cash flows. The Company's remaining Year 2000 budget does not include material amounts for hardware and software replacement.

     The novelty and complexity of the Year 2000 issues, the proposed solutions, and the Company's dependence on the technical skills of employees and independent contractors and on the representatives and preparedness of third parties are among the factors that could cause the Company's efforts to be less than fully effective. Moreover, Year 2000 issues present a number of risks that are beyond the Company's reasonable control, such as the failure of utility companies to deliver electricity, the failure of telecommunications companies to provide voice and data services, the failure of financial institutions to process transactions and transfer funds, the failure of vendors to deliver merchandise or perform services required by the Company and the collateral effects on the Company of the effects of Year 2000 issues on the economy in general or on the Company's business partners and customers in particular. Although the Company believes that its Year 2000 compliance program is designed to appropriately identify and address those Year 2000 issues that are subject to the Company's reasonable control, there can be no assurance that the Company's efforts in this regard will be fully effective or that Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.

OTHER MATTERS

     The Company, along with others, has been designated as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency (the "EPA") with respect to claims involving the discharge of hazardous substances into the environment in the Baldwin Park operable unit of the San Gabriel Valley Superfund site. Currently, the Company, along with other PRPs, the San Gabriel Basin Water Quality Authority and numerous local water districts are working with the EPA on a mutually satisfactory remedial plan.

     The total accrual for estimated environmental remediation costs related to the Superfund site and other potential environmental liabilities is approximately $6,100 at December 31, 1998. Management expects that the majority of expenditures relating to costs currently accrued will be made over the next two to ten years.

     As a result of factors such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among PRPs, estimated costs for future environmental compliance and remediation are necessarily imprecise and it is not possible to fully predict the amount or timing of future costs of environmental remediation requirements which may substantially be determined.

     Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's financial condition, liquidity, or its ongoing results of operations. However, such costs could be material to results of operations in a future period.

INFLATION

     Inflation rates in the United States have not had a significant impact on the Company's operating results for the three years ended December 31, 1998. The impact on the Company is minimized as a result of rapid turnover of inventories and partially offset by cost reduction programs and increased operating efficiency.


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

EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers are elected annually to their respective positions, effective at the April meeting of the Board of Directors. The Executive Officers of the Company at February 1,
1999, were as follows:



NAME                AGE   POSITION                   OFFICER SINCE
-----               ---   --------                   -------------


Stanley H. Davis    51   Vice President - Human         July, 1997
                         Resources and Organization
                         Development

Thomas A. Frederick 44   Vice President - Finance   December, 1994
                         Chief Financial Officer
                         and Treasurer

Don R. Graber       55   Chairman of the Board,         July, 1996
                         President and Chief
                         Executive Officer

Timothy G. Howard   52   Vice President-Controller September, 1978

Nancy A. Michaud    52   Vice President - General   February, 1993
                         Counsel and Secretary


        Prior to assuming his present position with the Company as Vice President-Human Resources and Organization Development in July, 1997, Mr. Davis was Vice President-Human Resources and Organization Development of Triangle Wire and Cable, Inc. (a manufacturer of wire and cable products), from July, 1991 to December, 1996. From January, 1997 to July, 1997 he was the Vice President-Administration of Triangle Wire and Cable's successor, Ocean View Capital, Inc., the principal business of which was winding up the business of Triangle Wire and Cable after the sale of substantially all of its assets.

     Mr. Frederick has been employed by the Company in a number of positions for over 12 years. He has served as Vice President-
Finance and Chief Financial Officer since 1994. In 1998 he was elected to the additional position of Treasurer.

     Mr. Graber served as the Company's President and Chief Operating Officer from July, 1996 to December, 1997, when he assumed his present position as Chairman of the Board, President and Chief Executive Officer. Prior to joining the Company in 1996, Mr. Graber was President of the Worldwide Household Products Group of The Black and Decker Corporation (engaged in the marketing and manufacture of products used in and around the home and for commercial applications) and was also Group Vice President of The Black and Decker Corporation itself, from 1994 to 1996.

     Ms. Michaud has been employed by the Company for over 12
years.   She has served as Vice President-General Counsel for 5
years and as Secretary since July, 1994.

                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUFFY CORPORATION

By        /s/ Don R. Graber
         ---------------------------      Date: May 18, 1999
         Don R. Graber
         Chairman of the Board, President
         and Chief Executive Officer
         (Principal Executive Officer)
         and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Thomas A. Frederick
- -------------------------------         Date: May 18, 1999
Thomas A. Frederick
Vice President - Finance, Chief
Financial Officer and Treasurer
(Principal Financial Officer)

 /s/ Timothy G. Howard
- -------------------------------         Date: May 18, 1999
Timothy G. Howard
Vice President - Controller
(Principal Accounting Officer)

 /s/ William A. Huffman
- -------------------------------         Date: May 18, 1999
William A. Huffman, Director

 /s/ Linda B. Keene
- -------------------------------         Date: May 18, 1999
Linda B. Keene, Director

 /s/ Jack D. Michaels
- -------------------------------         Date: May 18, 1999
Jack D. Michaels, Director

 /s/ Donald K. Miller
- -------------------------------         Date: May 18, 1999
Donald K. Miller, Director

 /s/ James F. Robeson
- -------------------------------         Date: May 18, 1999
James F. Robeson, Director

 /s/ Patrick W. Rooney
- -------------------------------         Date: May 18, 1999
Patrick W. Rooney, Director

 /s/ Thomas C. Sullivan
- -------------------------------         Date: May 18, 1999
Thomas C. Sullivan, Director

 /s/ Joseph P. Viviano
- -------------------------------         Date: May 18, 1999
Joseph P. Viviano, Director