Form 10-Q
period 1999-06-30
HUFFY CORP
filed 1999-08-12
CIK 225463

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  June 30,1999
                   ------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------

Commission file number  1-5325
                       --------
                                Huffy Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                           31-0326270
 ------------------------------                      -------------------
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

                                          Yes         No
                                              -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding Shares:    10,163,015    as of      August 12, 1999
                    ----------------        ----------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).  COMPANY FOR WHICH REPORT IS FILED:
         ---------------------------------

                                                   HUFFY CORPORATION
                                          CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Dollar Amounts in Thousands, Except Per Share Data)

                                                            Three Months Ended                 Six Months Ended
                                                                  June 30,                         June 30,
                                                        ----------------------------      ----------------------------
                                                            1999             1998             1999              1998
                                                        -----------      -----------      -----------      -----------
Net sales                                               $   172,131      $   182,024      $   321,464      $   325,947
Cost of sales                                               143,577          144,269          270,924          263,232
                                                        -----------      -----------      -----------      -----------
            Gross profit                                     28,554           37,755           50,540           62,715

Selling, general and administrative expenses                 18,236           24,614           37,283           43,971
Plant closure and manufacturing
     reconfiguration                                            621           12,639            2,708           12,639
                                                        -----------      -----------      -----------      -----------
            Operating income                                  9,697              502           10,549            6,105

Other expense (income)
        Interest expense                                      1,390            1,651            3,072            2,997
        Interest income                                         (51)             (26)            (118)             (77)
        Other                                                  (224)             173              (89)             381
                                                        -----------      -----------      -----------      -----------
Earnings (loss) before income taxes                           8,582           (1,296)           7,684            2,804
Income tax expense (benefit)                                  3,291             (524)           2,958            1,045
                                                        -----------      -----------      -----------      -----------
        Earnings (loss) from continuing
            operations                                        5,291             (772)           4,726            1,759
                                                        -----------      -----------      -----------      -----------

Discontinued operations:
     Income (loss) from discontinued operations,
       net of income tax expense (benefit) of $409,
       $(208) and $1,188                                       --                746             (312)           2,001
     Gain on disposal of
        discontinued operations, net of
        income tax expense of $2,338                           --               --              3,028             --
                                                        -----------      -----------      -----------      -----------
            Net earnings (loss)                         $     5,291      $       (26)     $     7,442      $     3,760
                                                        ===========      ===========      ===========      ===========

Earnings per common share:
  Basic:
       Weighted average number of
        common shares                                    10,495,552       12,251,566       11,127,747       12,389,646
                                                        ===========      ===========      ===========      ===========
       Earnings (loss) from continuing
        operations                                      $      0.50      $     (0.06)     $      0.42      $      0.14
       Earnings from discontinued operations                   0.00             0.06             0.24             0.16
                                                        -----------      -----------      -----------      -----------
               Net earnings per common share            $      0.50      $      0.00      $      0.66      $      0.30
                                                        ===========      ===========      ===========      ===========
  Diluted:
       Weighted average number of
        common shares                                    10,656,838       12,426,543       11,289,033       12,564,623
                                                        ===========      ===========      ===========      ===========
       Earnings (loss) from continuing
        operations                                      $      0.50      $     (0.06)     $      0.42      $      0.14
       Earnings from discontinued operations                   0.00             0.06             0.24             0.16
                                                        -----------      -----------      -----------      -----------
               Net earnings per common share            $      0.50      $      0.00      $      0.66      $      0.30
                                                        ===========      ===========      ===========      ===========

                                HUFFY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts In Thousands)


                                                        June 30,    December 31,
                                                          1999         1998
                                                      ------------  ------------
ASSETS
------
Current assets:
    Cash and cash equivalents                            $ 12,277     $ 17,834
    Accounts and notes receivable, net                     95,649       70,149
    Inventories                                            68,227       46,442
    Prepaid expenses and federal income taxes              26,149       20,425
    Net assets of discontinued operations                    --         70,338
                                                         --------     --------

           Total current assets                           202,302      225,188
                                                         --------     --------

Property, plant and equipment, at cost                    149,076      177,992
    Less:  accumulated depreciation and amortization       92,029      114,260
                                                         --------     --------

           Net property, plant and equipment               57,047       63,732

Excess of cost over net assets acquired, net               31,094       31,985
Deferred federal income taxes                               3,721        3,565
Other assets                                                4,202        4,388
                                                         --------     --------

                                                         $298,366     $328,858
                                                         ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Notes payable                                        $ 55,450     $ 99,240
    Current installments of long-term obligations             379        6,411
    Accounts payable                                       68,953       32,603
    Accrued expenses and other current liabilities         41,477       36,641
                                                         --------     --------

           Total current liabilities                      166,259      174,895
                                                         --------     --------

Long-term obligations, less current installments           23,765       29,784
Other long-term liabilities                                29,425       31,028
                                                         --------     --------

           Total liabilities                              219,449      235,707
                                                         --------     --------

Shareholders' equity:
    Preferred stock                                          --           --
    Common stock                                           16,655       16,633
    Additional paid-in capital                             66,135       65,892
    Retained earnings                                      84,430       78,967
    Less: cost of treasury shares                          88,303       68,341
                                                         --------     --------

           Total shareholders' equity                      78,917       93,151
                                                         --------     --------

                                                         $298,366     $328,858
                                                         ========     ========

                                            HUFFY CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Dollar Amounts in Thousands)
                                                                                  Six Months Ended
                                                                                      June 30,
                                                                                ----------------------
                                                                                  1999          1998
                                                                                ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings from continuing operations                                          $  4,726      $  1,759

Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                                   6,862         7,755
    Loss (gain) on sale of property, plant and equipment                              601            (1)
    Deferred federal income tax expense                                            (2,499)         --
    Changes in assets and liabilities:
        Accounts and notes receivable, net                                        (25,500)      (16,256)
        Inventories                                                               (21,785)      (20,549)
        Prepaid expenses and federal income taxes                                  (3,380)        1,322
        Other assets                                                                  (23)         (112)
        Accounts payable                                                           36,350        16,432
        Accrued expenses and other current liabilities                              5,113        13,253
        Other long-term liabilities                                                (1,864)        1,453
        Other                                                                        --             (18)
                                                                                 --------      --------

             Net cash provided by (used in) continuing operating                   (1,399)        5,038
                 activities

Discontinued operations:
    Gain on disposal of discontinued operations                                     3,028          --
    Income (loss) from discontinued operations                                       (312)        2,001
    Items not affecting cash, net                                                    --           2,673
    Cash provided by (used in) discontinued operations                             70,338        (8,058)
                                                                                 --------      --------

             Net cash provided by (used in) discontinued                           73,054        (3,384)
                 operating activities

             Net cash provided by operating activities                             71,655         1,654

========================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                           (5,946)       (6,710)
    Proceeds from sale of property, plant and equipment                             6,267            11
    Acquisition of businesses                                                        --         (11,917)
                                                                                 --------      --------

        Net cash provided by (used in) investing activities                           321       (18,616)

=========================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:

    Net increase (decrease) in short-term borrowings                              (43,790)       35,670
    Reduction of long-term debt                                                   (12,051)       (4,456)
    Issuance of common shares                                                         265         1,357
    Purchase of treasury shares                                                   (19,962)      (12,281)
    Dividends paid                                                                 (1,995)       (2,182)
                                                                                 --------      --------

        Net cash provided by (used in) financing activities                       (77,533)       18,108

=========================================================================================================
Net change in cash and cash equivalents
Cash and cash equivalents:                                                         (5,557)        1,146

        Beginning of the year                                                      17,834         2,110
                                                                                 --------      --------
        End of the six month period                                              $ 12,277      $  3,256

=========================================================================================================

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar Amounts in Thousands)



Note 1: Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Shareholders for the year ended December 31, 1998 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Huffy Corporation as of June 30, 1999. All such adjustments are of a normal recurring nature.

Note 2: Inventories of Huffy Bicycle Company and Huffy Sports Company are valued using the dollar value LIFO method and, as a result, it is impractical to separate inventory values between raw materials, work-in-process and finished products on an interim basis.

Note 3: During the second quarter of 1998, the Company implemented a plan to maximize operational efficiency by eliminating excess production capacity and reducing annual operating expenses at the Huffy Bicycle Company. The plan includes the closure of the Celina, Ohio manufacturing facility to reduce capacity; the leasing of a parts fabrication facility to support other plants; and the continuation of its import program for opening price point bikes. In 1999, these charges included severance and related benefits ($1,262); facility shutdown and asset write-downs ($95); and new facility startup and equipment, personnel, and inventory relocation ($1,351).

Note 4: In March 1999, Huffy Corporation reached an agreement with U.S. Industries, Inc. to sell the assets of its Harrisburg, Pennsylvania based lawn and garden tools and wheelbarrows business, True Temper Hardware Company, for $100 million. The results for True Temper Hardware Company have been classified as discontinued operations in the Consolidated Statements of Earnings. The assets and liabilities of discontinued operations have been classified in the December 31, 1998 Consolidated Balance Sheet as "Net assets of discontinued operations."

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
                                                            =======

Note 5. The Company has classified its operations into the following business segments:

         Sporting Goods - bicycles, backboards and related products.
         Service - in-store assembly, repair, and display services and inventory counting services

                                              Earnings (loss)
                                               Before Income
                                    Sales        Taxes
                                  ---------   ---------------
     JUNE 30, 1999
            Sporting Goods        $ 196,524        $3,245
            Service                 125,314         8,615
            Eliminations               (374)
            Interest, net                          (2,954)
            General Corporate                      (1,222)
                                  =========        ======
                                  $ 321,464        $7,684
                                  =========        ======

     JUNE 30, 1998
            Sporting Goods        $ 223,986        $2,426
            Service                 102,469         7,277
            Eliminations               (508)
            Interest, net                          (2,920)
            General Corporate                      (3,979)
                                  =========        ======
                                  $ 325,947        $2,804
                                  =========        ======

Note 6:  The components of comprehensive income are immaterial for disclosure.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------

                    THREE AND SIX MONTHS ENDED JUNE 30, 1999
                                 COMPARED TO THE
                    THREE AND SIX MONTHS ENDED JUNE 30, 1998
              (Dollar Amounts in Thousands, Except Per Share Data)

NET EARNINGS (LOSS)
-------------------
Huffy Corporation ("Huffy" or "Company") had net earnings from continuing operations of $5,291or $.50 per common share for the quarter ended June 30, 1999 compared to $(772), or ($0.06) per common share for the same period last year. For the six months ended June 30, 1999 net earnings were $4,726 compared to $1,759 for the same period in 1998. The Service segment had record net earnings resulting from the positive impact of the 1998 Inventory Auditors acquisition, productivity enhancements and a one-time credit resulting from a pension plan benefit modification. This increase in net earnings was partially offset by decreased earnings in the Sporting Goods segment due to bicycle price deflation and overall sales softness of the sporting goods market.

NET SALES
---------
Net sales from continuing operations for the quarter ended June 30, 1999 were $172,131, a decrease from sales of $182,024 for the same quarter in 1998. Net sales in the Sporting Goods segment decreased $20,802 from the same period in the prior year. Net sales decreased at Huffy Bicycle Company due to continued price deflation and at Huffy Sports Company due to soft demand for basketball systems coupled with a shift toward lower price point units. In the Services segment, net sales increased $10,751 primarily due to increased demand for merchandising services and the impact of the June 1998 Inventory Auditors acquisition.

For the six months ended June 30, 1999 net sales from continuing operations were $321,464 compared to $325,947 for the same period in 1998. In the Sporting Goods segment, net sales decreased $27,462 due to price deflation in the bicycle marketplace and an overall softness of the sporting goods market. In the Service segment, net sales increased $22,845 due to the positive impact of the 1998 Inventory Auditors acquisition along with increased demand for assembly and merchandising services.

GROSS PROFIT
------------
Gross profit for the quarter ended June 30, 1999 was $28,554, down from the $37,755 achieved in the second quarter of 1998. Gross profit for the second quarter of 1999 was 16.6% of net sales compared to 20.7% for the second quarter of 1998. Gross profit as a percent of net sales for the Sporting Goods segment decreased 7.0%, primarily due to a lower margin product mix and unfavorable pricing pressures. In the Services for Retail segment gross margins as a percent of net sales declined 1.2% primarily due to capacity constraints experienced by Washington Inventory Service caused by a significant volume increase in inventory services and record low unemployment across the nation.

For the six months ended June 30, 1999 gross profit was $50,540 compared to $62,715 for the same period in 1998. As a percent of net sales gross profit for the six months ended June 30, 1999 was 15.7% compared to 19.2% for the same period in 1998. For the Sporting Goods segment gross profit as a percent of net sales decreased 4.8% primarily due to product mix and worldwide bicycle industry competitiveness, particularly with imports from Asia. Gross profit as a percent of net sales for the Service segment decreased 2.1%, primarily as a result of growth related cost increases due to a tight labor force coupled with increased worker's compensation and medical charges.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative expenses were $18,236 for the second quarter of 1999, compared to $24,614 for the same period in 1998. As a percent of net sales, selling, general and administrative expenses for the quarter ended June 30, 1999 were 10.6% compared to 13.5% for the second quarter of 1998. In the Sporting Goods segment the decrease in selling, general and administrative expenses for the quarter ended June 30, 1999 is primarily the result of volume related decreases in both commissions and expenses. Selling, general and administrative expenses in the Service segment decreased as a result of a one-time credit related to a pension plan benefit modification.

For the six months ended June 30, 1999, selling, general and administrative expenses were $37,283 compared to $43,971 for the same period in 1998. As a percent of net sales, selling, general and administrative expenses for the six months ended June 30, 1999 were 11.6% compared to 13.5% in 1998. The decrease in selling, general and administrative expenses is primarily due to the continued emphasis on Continuous Rapid Improvement, volume related cost reductions in the Sporting Goods segment, and a one-time credit resulting from a pension plan benefit modification in the Service segment.

PLANT CLOSURE AND MANUFACTURING RECONFIGURATION
-----------------------------------------------
During the second quarter of 1998, the Company implemented a plan to maximize operational efficiency by eliminating excess production capacity and reducing annual operating expenses at the Huffy Bicycle Company. The plan included the closure of the Celina, Ohio manufacturing facility to reduce capacity; the leasing of a parts fabrication facility to support other plants; and the continuation and expansion of its import program for opening price point bikes. In 1999, these charges included facility shutdown and asset write-downs $(95); new facility startup and equipment, personnel, and inventory relocation $(1,351); and severance and related benefits $(1,262).

SALE OF TRUE TEMPER HARDWARE
----------------------------
In March 1999, the Company sold the assets of its lawn and garden tools and wheelbarrows business, True Temper Hardware Company to U.S. Industries, Inc. The purchase price was $100 million cash and is subject to certain post-closing adjustments based on closing date financial statements.

The net earnings from continuing operations excludes results and gain from the Company's lawn and garden and wheelbarrow business. The lawn and garden and wheelbarrow business had net sales of $24,480 and a net loss of $(312), or $(0.03) per common share for the six months ended June 30, 1999, compared to net sales of $76,668 and net earnings of $2,001,or $0.16 per common share for the same period in 1998. For the second quarter of 1998, the lawn and garden and wheelbarrow business had net sales of $38,286 and net earnings of $746, or $0.06 per common share. The 1999 gain on the sale of the lawn and garden and wheelbarrow business was $3,028, or $0.27 per common share.

YEAR 2000 COMPLIANCE
--------------------
Many existing computer programs used globally use only two digits to identify a year in the date field. These programs, if not corrected, could fail or create erroneous results after the century date changes on January 1, 2000. This Year 2000 issue is believed to affect virtually all companies, including Huffy.

Huffy relies on computer-based technology and uses a variety of third-party hardware and proprietary and third-party software. In addition to the information technology ("IT") systems, the Company's operations rely on various non-IT equipment and systems that contain embedded computer technology. During 1996, the Company began evaluating and assessing all of its internal date-sensitive systems and equipment for Year

2000 compliance. The assessment phase of the Year 2000 project is substantially complete and included both information technology equipment and non-information technology equipment. Based on such assessment, the Company determined that it was necessary to modify or replace a portion of its information systems. For its major IT systems, as of June 30, 1999, the Company is approximately 97% complete in the modification or replacement of its critical software and hardware and expects all such modifications and replacements to be completed by the Fall of 1999. After completion of this phase, the Company plans to test and implement its IT systems. As of June 30, 1999, the Company has completed testing of approximately 95% of its remediated systems. Completion of the testing and implementation of all remediated systems is expected during the fall of 1999.

The Company has also communicated with significant suppliers and customers to determine their Year 2000 compliance and the extent to which the Company is vulnerable to any third-party Year 2000 issues. Essentially all significant suppliers and customers have replied to our inquiries in writing indicating that they expect to be Year 2000 compliant on a timely basis.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The sale of True Temper Hardware Company has favorably impacted the Company's liquidity and capital resources as of June 30, 1999 by generating $73 million in cash which was primarily used to reduce both short and long term borrowings and repurchase common stock. The Company's balance sheet reflects fluctuations in both current assets and current liabilities attributable to seasonal changes in the operations of its businesses.

ENVIRONMENTAL
-------------
As disclosed in the Company's Annual Report to Shareholders for the year ended December 31, 1998, the Company, along with others, has been designated as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (the "EPA") with respect to claims involving the discharge of hazardous substances into the environment in the Baldwin Park operable unit of the San Gabriel Valley Superfund site ("Superfund"). Currently, the Company, along with other PRPs is negotiating an agreement with local water companies to develop a water treatment and supply project intended to result in a settlement by and among the PRPs, the local water companies, the EPA, and the state of California. At this time, the relative liabilities of the parties are uncertain. The Company's total accrual for estimated environmental remediation costs related to the Superfund site and other potential environmental liabilities is approximately $6,100 at June 30, 1999. Management expects that the majority of expenditures relating to costs currently accrued will be made over the next two to ten years. In developing its estimate of environmental remediation costs, the Company considers, among other things, currently available technological solutions, alternative cleanup methods and risk-based assessments of the contamination and, as applicable, an estimation of its proportionate share of remediation costs. The Company may also make use of external consultants, and consider, when available, estimates by other PRPs and governmental agencies and information regarding the financial viability of other PRPs. The Company believes it is unlikely that it will incur substantial previously unanticipated costs as a result of failure by other PRPs to satisfy their responsibilities for remediation costs. On May 15, 1997, the Company, along with other PRPs, received special notice letters from the EPA requesting a good faith offer of remediation for the Superfund. A group of PRPs, including the Company, filed a good faith offer on July 2, 1999 and are awaiting a response from the EPA. Based upon information currently available, such future costs are not expected to have a material adverse effect on the Company's financial condition, liquidity, or its ongoing results of operations. However, such costs could be material to results of operations in a future period.

Please see the Company's meaningful cautionary statements regarding forward looking statements contained in the Company's report on Form 8-K filed with the Securities and Exchange Commission on April 1, 1998 which is hereby incorporated herein by reference.

PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
           -----------------

The Company, along with numerous California water companies and other PRPs for the Baldwin Park Operable Unit of the San Gabriel Valley Superfund, has been named in eight civil lawsuits which allege claims related to the contaminated groundwater in the Azusa, California area. On March 12, 1998, the California Public Utilities Commission ("PUC") issued an Order Instituting Investigation ("OII"), stating that because the toxic tort lawsuits relate to water quality, public health and safety, and the operations and practices of the public utilities subject to the PUC's jurisdiction, the PUC intends to pursue its jurisdiction by investigating the operations and practices of the named defendant public utilities, their compliance with the PUC standards and policies regarding water quality, and whether those standards and policies regarding water quality continue to be adequate to protect the public health and safety. The PUC investigation and decision is expected to conclude in September, 1999. As a result of the PUC OII, a majority of the lawsuits were stayed pending the PUC determination. The plaintiffs appealed the decisions to stay. Following a hearing on the matter, the Court of Appeal took the matter under submission and a decision is pending. To date, the matters are in their initial stage. It is impossible to currently predict the outcome of the litigation.

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


                                         HUFFY CORPORATION, registrant



      August 12, 1999                    /s/ Timothy G. Howard
---------------------------------        -------------------------------------
Date                                     Timothy G. Howard
                                         Vice President - Corporate Controller
                                         (Principal Accounting Officer)

                                INDEX OF EXHIBITS


Exhibit
  No.                    Item
-------           -------------------------
  (2)             Not applicable

  (3)             Not applicable

  (4)             Not applicable

 (10)             Not applicable

 (11)             Not applicable

 (15)             Not applicable

 (18)             Not applicable

 (19)             Not applicable

 (22)             Not applicable

 (23)             Not applicable

 (24)             Not applicable

 (27)             Financial Data Schedule

 (99)             Not applicable