Form 10-Q
period 1999-10-02
HUFFY CORP
filed 1999-11-16
CIK 225463

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Quarter Ended October 2, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________________

Commission file number 1-5325

Huffy Corporation

(Exact name of registrant as specified in its charter)

Ohio 31-0326270

(State or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification No.)

225 Byers Road, Miamisburg, Ohio 45342

(Address of principal executive offices) (Zip Code)

(937) 866-6251

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
No ______

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

Outstanding Shares: 10,159,910 as of November 11, 1999

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED). COMPANY FOR WHICH REPORT IS FILED:

HUFFY CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	October 2, 1999	Sept. 26, 1998	October 2, 1999	Sept. 26, 1998

Net sales	$ 112,836	$ 120,097	$ 434,300	$ 446,044
Cost of sales	107,274	99,982	378,198	363,214
Gross profit	5,562	20,115	56,102	82,830

Selling, general and administrative expenses	18,450	15,786	55,733	59,757
Plant closure and manufacturing reconfiguration	30,739	2,332	33,447	14,971
Operating income (loss)	(43,627)	1,997	(33,078)	8,102

Other expense (income)
Interest expense	1,693	1,800	4,765	4,772
Interest income	(219)	4	(337)	(48)
Other	(348)	62	(437)	443
Earnings (loss) before income taxes	(44,753)	131	(37,069)	2,935
Income tax expense (benefit)	(15,906)	41	(12,948)	1,086
Earnings (loss) from continuing operations	(28,847)	90	(24,121)	1,849

Discontinued operations:
Income (loss) from discontinued operations, net of income tax expense (benefit) of $(489), $(458) and $699	--	(809)	(312)	1,192
Gain on disposal of discontinued operations, net of income tax expense of $1,740 and $4,078	3,232	--	6,260	--
Net earnings (loss)	$ (25,615)	$ (719)	$ (18,173)	$ 3,041

Earnings per common share:
BASIC:
Weighted average number of common shares	10,157,036	11,919,777	10,803,081	12,236,377
Earnings (loss) from continuing operations	$(2.84)	$0.01	$(2.23)	$ 0.15
Earnings (loss) from discontinued operations	0.32	$(0.07)	0.55	0.10
Net earnings (loss) per common share	$(2.52)	$(0.06)	$(1.68)	$ 0.25
DILUTED:
Weighted average number of common shares	10,273,974	12,137,231	10,920,020	12,453,831
Earnings (loss) from continuing operations	$(2.80)	$0.01	$(2.20)	$ 0.15
Earnings (loss) from discontinued operations	0.31	(0.07)	0.54	0.09
Net earnings (loss) per common share	$(2.49)	$(0.06)	$(1.66)	$ 0.24

HUFFY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollar Amounts In Thousands)

	October 2, 1999	December 31, 1998
ASSETS

Current assets:
Cash and cash equivalents	$ 18,343	$ 17,834
Accounts and notes receivable, net	70,852	70,149
Inventories	56,346	46,442
Prepaid expenses and federal income taxes	26,662	20,425
Net assets of discontinued operations	--	70,338

Total current assets	172,203	225,188

Property, plant and equipment, at cost	105,022	177,992
Less: accumulated depreciation and amortization	73,147	114,260

Net property, plant and equipment	31,875	63,732

Excess of cost over net assets acquired, net	31,852	31,985
Deferred federal income taxes	3,721	3,565
Other assets	4,320	4,388

	$ 243,971	$ 328,858

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Notes payable	$ 62,000	$ 99,240
Current installments of long-term obligations	20,332	6,411
Accounts payable	39,218	32,603
Accrued expenses and other current liabilities	39,611	36,641

Total current liabilities	161,161	174,895

Long-term obligations, less current installments	3,747	29,784
Other long-term liabilities	29,563	31,028

Total liabilities	194,471	235,707

Shareholders' equity:
Preferred stock	--	--
Common stock	16,662	16,633
Additional paid-in capital	66,406	65,892
Retained earnings	57,851	78,967
Less: cost of treasury shares	91,419	68,341

Total shareholders' equity	49,500	93,151

	$ 243,971	$ 328,858

HUFFY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

	Nine Months Ended
	October 2, 1999	September 26, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss) from continuing operations	$ (24,121)	$ 1,849

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,491	10,933
Loss on sale of property, plant and equipment	1,208	19
Writedown of certain property, plant & equipment	23,675	--
Deferred federal income tax expense	(2,500)	(630)
Changes in assets and liabilities:
Accounts and notes receivable, net	(703)	21,030
Inventories	(9,658)	(21,048)
Prepaid expenses and federal income taxes	(3,893)	1,068
Other assets	(334)	(347)
Accounts payable	6,375	4,242
Accrued expenses and other current liabilities	3,574	(2,124)
Other long-term liabilities	(1,993)	303
Other	--	151

Net cash provided by continuing operating activities	2,121	15,446

Discontinued operations:
Gain on disposal of discontinued operations	6,260	--
Income (loss) from discontinued operations	(312)	1,192
Items not affecting cash, net	--	2,671
Cash provided by (used in) discontinued operations	70,338	(1,771)

Net cash provided by discontinued operating activities	76,286	2,092

Net cash provided by operating activities	78,407	17,538

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(8,024)	(25,028)
Proceeds from sale of property, plant and equipment	6,258	11
Acquisition of businesses	(1,248)	(12,958)

Net cash used in investing activities	(3,014)	(37,975)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in short-term borrowings	(37,240)	59,500
Reduction of long-term debt	(12,116)	(4,479)
Issuance of common shares	543	1,743
Purchase of treasury shares	(23,078)	(17,837)
Dividends paid	(2,993)	(3,280)

Net cash provided by (used in) financing activities	(74,884)	35,647

Net change in cash and cash equivalents	509	15,210

Cash and cash equivalents:
Beginning of the year	17,834	2,110
End of the nine month period	$ 18,343	$ 17,320

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollar Amounts in Thousands)

Note 1: Footnote disclosure which would substantially duplicate the disclosure contained in the Annual Report to Shareholders for the year ended December 31, 1998 has not been included. The unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Huffy Corporation as of October 2, 1999. All such adjustments are of a normal recurring nature.

Note 2: Inventories of Huffy Bicycle Company and Huffy Sports Company are valued using the dollar value LIFO method and, as a result, it is impractical to separate inventory values between raw materials, work-in-process and finished products on an interim basis.

Note 3: During the third quarter of 1999, the Company implemented the final transformation of its bicycle operations, including a plan to cease U.S. bicycle manufacturing. Huffy Bicycle Company plans to close its U.S. production facilities in Farmington, Missouri and Southaven, Mississippi and to increase imports from a global network of sourcing partners. Closing the plants will eliminate the costs required to operate the facilities and will complete Huffy Bicycle Company's transformation from a single brand manufacturer to a multi-brand design, marketing and distribution company. In 1999, these charges included severance and related benefits ($3,362); and facility shutdown and asset write-downs ($26,584).

During the second quarter of 1998, the Company implemented a plan to maximize operational efficiency by eliminating excess production capacity and reducing annual operating expenses at the Huffy Bicycle Company. The plan included the closure of the Celina, Ohio manufacturing facility to reduce capacity; the leasing of a parts fabrication facility to support other plants; and the continuation of its import program for opening price point bikes. In 1999, these charges included severance and related benefits ($1,923); facility shutdown and asset write-downs ($221); and new facility startup and equipment, personnel, and inventory relocation ($1,357).

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

Summarized balance sheet data for discontinued operations is as follows:

December 31, 1998
Current assets	$ 61,313
Property, plant & equipment, net	20,639
Other assets	2,271
Total assets	84,223
Current liabilities	13,885
Net assets	$ 70,338

Note 5. The Company has classified its operations into the following business segments:

Sporting Goods - bicycles, backboards and related products.

Service - in-store assembly, repair, and display services and inventory counting services.

	Sales	Earnings (loss) Before Income Taxes
Nine Months Ended October 2, 1999
Sporting Goods	$ 254,041	$ (40,498)
Service	180,851	11,256
Eliminations	(592)	--
Interest, net		(4,428)
General Corporate		(3,399)
	$ 434,300	$ (37,069)

Nine Months Ended September 26, 1998
Sporting Goods	$ 291,546	$ 1,438
Service	155,337	10,936
Eliminations	(839)	--
Interest, net		(4,724)
General Corporate		(4,715)
	$ 446,044	$ 2,935

Note 6: The components of comprehensive income are immaterial for disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED OCTOBER 2, 1999

COMPARED TO THE

THREE AND NINE MONTHS ENDED SEPTEMBER 26, 1998

(Dollar Amounts in Thousands, Except Per Share Data)

Net Earnings (Loss)

Huffy Corporation ("Huffy" or "Company") had a net loss from continuing operations prior to plant closure and manufacturing reconfiguration of $8,559 or $0.84 per common share for the quarter ended October 2, 1999 compared to earnings of $1,536, or $0.13 per common share for the same period last year. The 1999 and 1998 third quarter net loss/earnings from continuing operations are prior to after-tax reconfiguration charges incurred in the bicycle operation of $20,287 ($30,739 pre-tax) or $1.97 per share, and $1,446 ($2,332 pre-tax), or $0.12 per common share, respectively. The reconfiguration charges reflect the implementation of the next transformation of its bicycle operations, including a plan to cease all U.S. bicycle manufacturing. Net loss/earnings prior to reconfiguration charges were down from 1998 in the Sporting Goods segment due to the impact of import pricing pressures in the bicycle industry. In the Service segment, net earnings for the quarter were flat compared to 1998 as sales and productivity gains were offset by high labor costs resulting from the high national employment levels.

For the nine months ended October 2, 1999, net losses prior to plant closure and manufacturing reconfiguration were $2,046, or $0.19 per common share compared to net earnings of $11,131, or $0.89 per common share for the same period in 1998. For the nine months ended October 2, 1999 and September 26, 1998, the after-tax reconfiguration charges were $22,075 ($33,447 pre-tax),or $2.02 per common share, and $9,282 ($14,971 pre-tax), or $0.75 per common share, respectively.

Net Sales

Net sales from continuing operations for the quarter ended October 2, 1999 were $112,836, a decrease from sales of $120,097 for the same quarter in 1998. Net sales in the Sporting Goods segment decreased $10,043 from the same period in the prior year. Net sales decreased at Huffy Bicycle Company due to continued price deflation and at Huffy Sports Company due to soft demand for basketball systems coupled with a shift toward lower price point units. In the Services segment, net sales increased $2,782 primarily due to increased demand for inventory, assembly and merchandising services.

For the nine months ended October 2, 1999 net sales from continuing operations were $434,300 compared to $446,044 for the same period in 1998. In the Sporting Goods segment, net sales decreased $37,505 due to price deflation in the bicycle marketplace and an overall softness of the sporting goods market. In the Service segment, net sales increased $25,514 due to the positive impact of the 1998 Inventory Auditors acquisition along with increased demand for inventory, assembly and merchandising services.

Gross Profit

Gross profit for the quarter ended October 2, 1999 was $5,562, down from the $20,115 achieved in the third quarter of 1998. Gross profit for the third quarter of 1999 was 4.9% of net sales compared to 16.7% for the third quarter of 1998. Gross profit as a percent of net sales for the Sporting Goods segment decreased to (6.9%) compared to 14.8% for the third quarter of 1998, primarily due to a lower margin product mix, unfavorable pricing pressures, and inventory writedowns, primarily due to exiting U.S. bicycle manufacturing. In the Services for Retail segment, gross margins as a percent of net sales declined 1.9% primarily due to higher labor costs resulting from the high national employment levels.

For the nine months ended October 2, 1999 gross profit was $56,102 compared to $82,830 for the same period in 1998. As a percent of net sales gross profit for the nine months ended October 2, 1999 was 12.9% compared to 18.6% for the same period in 1998. For the Sporting Goods segment gross profit as a percent of net sales decreased 8.6% primarily due to product mix and worldwide bicycle industry competitiveness, particularly with imports from Asia. Gross profit as a percent of net sales for the Service segment decreased 2.0%, primarily as a result of growth related cost increases due to a tight labor force coupled with increased worker's compensation and medical charges.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $18,450 for the third quarter of 1999, compared to $15,786 for the same period in 1998. As a percent of net sales, selling, general and administrative expenses for the quarter ended October 2, 1999 were 16.4% compared to 13.1% for the third quarter of 1998. In the Sporting Goods segment the increase in selling, general and administrative expenses for the quarter ended October 2, 1999 is primarily the result of increased customer service costs. Selling, general and administrative expenses in the Service segment were relatively flat for the quarter.

For the nine months ended October 2, 1999, selling, general and administrative expenses were $55,733 compared to $59,757 for the same period in 1998. As a percent of net sales, selling, general and administrative expenses for the nine months ended October 2, 1999 were 12.8% compared to 13.4% in 1998. The decrease in selling, general and administrative expenses is primarily due to the continued emphasis on Continuous Rapid Improvement, volume related reductions in the Sporting Goods segment, and a one-time credit resulting from a pension plan benefit modification in the Service segment.

Plant Closure and Manufacturing Reconfiguration

During the third quarter of 1999, the Company implemented the final transformation of its bicycle operations, including a plan to cease U.S. bicycle manufacturing. Huffy Bicycle Company plans to close its U.S. production facilities in Farmington, Missouri and Southaven, Mississippi and to increase imports from a global network of sourcing partners. Closing the plants will eliminate the costs required to operate the facilities and will complete Huffy Bicycle Company's transformation from a single brand manufacturer to a multi-brand design, marketing and distribution company. In 1999, these closure charges included severance and related benefits ($3,362); and facility shutdown and asset write-downs ($26,584).

During the second quarter of 1998, the Company implemented a plan to maximize operational efficiency by eliminating excess production capacity and reducing annual operating expenses at the Huffy Bicycle Company. The plan included the closure of the Celina, Ohio manufacturing facility to reduce capacity; the leasing of a parts fabrication facility to support other plants; and the continuation and expansion of its import program for opening price point bikes. In 1999, these charges included facility shutdown and asset write-downs $(221); new facility startup and equipment, personnel, and inventory relocation $(1,357); and severance and related benefits $(1,923).

Sale of True Temper Hardware

In March 1999, the Company sold the assets of its lawn and garden tools and wheelbarrow business, True Temper Hardware Company to U.S. Industries, Inc. The purchase price was $100 million cash and was subject to certain post-closing adjustments based on closing date financial statements.

The net earnings from continuing operations exclude results and gain from the Company's lawn and garden tools and wheelbarrow business. The lawn and garden tools and wheelbarrow business had net sales of $96,682 and net earnings of $1,192, or $0.09 per common share in the nine months ended October 2, 1998. For the third quarter of 1998, the lawn and garden tools and wheelbarrow business had net sales of $20,014 and net losses of $809, or $0.07 per common share. The 1999 gain on the sale of the lawn and garden tools and wheelbarrow business was $6,260, or $0.58 per common share.

Year 2000 Compliance

Many existing computer programs used globally use only two digits to identify a year in the date field. These programs, if not corrected, could fail or create erroneous results after the century date changes on January 1, 2000. This Year 2000 issue is believed to affect virtually all companies, including Huffy.

Huffy relies on computer-based technology and uses a variety of third-party hardware and proprietary and third-party software. In addition to the information technology ("IT") systems, the Company's operations rely on various non-IT equipment and systems that contain embedded computer technology. During 1996, the Company began evaluating and assessing all of its internal date-sensitive systems and equipment for Year 2000 compliance. The assessment phase of the Year 2000 project is complete and included both information technology equipment and non-information technology equipment. Based on such assessment, the Company determined that it was necessary to modify or replace a portion of its information systems. For its major IT systems, as of October 2, 1999, the Company has completed the modification or replacement of its critical software and hardware. The Company has completed testing of approximately 99% of its remediated systems. Completion of the testing and implementation of all remediated systems is expected by year end 1999.

The Company has also communicated with significant suppliers and customers to determine their Year 2000 compliance and the extent to which the Company is vulnerable to any third-party Year 2000 issues. Essentially all significant suppliers and customers have replied to our inquiries in writing indicating that they expect to be Year 2000 compliant on a timely basis.

The Company is actively involved in the assessment and development of contingency plans and anticipates by December 31, 1999, contingency plans will be developed for mission critical systems. Based upon current information, management believes that the most likely worst case scenario would be isolated, short business interruptions, having minimal impact on the results of operations. The Company's Year 2000 compliance program is directed primarily towards ensuring that the Company will be able to continue to perform four critical functions: (1) produce and ship goods, (2) order and receive inventory, (3) pay its employees and vendors, and (4) schedule and perform service business. It is difficult, or impossible, to assess with any degree of accuracy, the impact on any of these four areas of the failure of one or more aspects of the Company's compliance program.

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

Liquidity and Capital Resources

The financial condition of the Company changed during the third quarter of 1999. The Company is in default of a $4 million dollar principal payment due October 22, 1999, under an unsecured loan agreement. A formal notice of acceleration has been received for this loan. The Corporation has also violated several negative financial covenants (current ratio, consolidated adjusted net worth, consolidated debt to total capital, EBITDA to interest coverage) under the existing credit arrangement with certain of its unsecured lending banks and under a guarantee of certain other indebtedness. To date, no acceleration of principal indebtedness has occurred as a result of these non-monetary defaults. As a result of the above, the Company's committed and uncommitted lines of credit have been capped at existing borrowing levels.

As of the date of this report the Company is in a positive cash position, and could pay the principal on the $4.0 million unsecured loan. Management is currently negotiating with all of its unsecured lenders to increase its credit line to provide adequate liquidity for the business during future peak borrowing periods. However, if negotiations were to fail and one or more of the parties were to accelerate the indebtedness, liquidity issues would arise.

On November 1, 1999, the Corporation delayed payment of a dividend payable on its shares of Common Stock in the aggregate amount of $855,779. The payment date of the dividend is being addressed and will be determined as part of the Corporation's financing negotiations.

Environmental

As disclosed in the Company's Annual Report to Shareholders for the year ended December 31, 1998, the Company, along with others, has been designated as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (the "EPA") with respect to claims involving the discharge of hazardous substances into the environment in the Baldwin Park Operable Unit of the San Gabriel Valley Superfund site ("Superfund"). On May 15, 1997, the Company, along with other PRPs, received special notice letters from the EPA requesting a good faith offer of remediation for the Superfund. A group of PRPs, including the Company, filed a good faith offer on September 9, 1999 for remediation of the Baldwin Park operable unit, and the offer was accepted. This acceptance committed the PRPs and the EPA to negotiate a final consent decree. The PRPs are scheduled to begin allocation mediation in December, 1999 to determine the allocation of remediation costs. At this time, the relative liabilities of the parties are uncertain. The Company's total accrual for estimated environmental remediation costs related to the Superfund site and other potential environmental liabilities is approximately $6,100 at October 2, 1999. Management believes the majority of expenditures relating to costs accrued could occur as early as 2000. In developing its estimate of environmental remediation costs, the Company considers, among other things, currently available technological solutions, alternative cleanup methods and risk-based assessments of the contamination and, as applicable, an estimation of its proportionate share of remediation costs. The Company may also make use of external consultants, and consider, when available, estimates by other PRPs and governmental agencies and information regarding the financial viability of other PRPs. The Company believes it is unlikely that it will incur substantial previously unanticipated costs as a result of failure by other PRPs to satisfy their responsibilities for remediation costs. Based upon information currently available, such future costs are not expected to have a material adverse effect on the results of operations in future periods. However, such costs could materially impact liquidity and the Company's financial condition.

Please see the Company's meaningful cautionary statements regarding forward looking statements contained in the Company's report on Form 8-K filed with the Securities and Exchange Commission on April 1, 1998 which is hereby incorporated herein by reference.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company, along with numerous California water companies and other PRPs for the Baldwin Park Operable Unit of the San Gabriel Valley Superfund, has been named in eight civil lawsuits which allege claims related to the contaminated groundwater in the Azusa, California area. On March 12, 1998, the California Public Utilities Commission ("PUC") issued an Order Instituting Investigation ("OII"), stating that because the toxic tort lawsuits relate to water quality, public health and safety, and the operations and practices of the public utilities subject to the PUC's jurisdiction, the PUC intends to pursue its jurisdiction by investigating the operations and practices of the named defendant public utilities, their compliance with the PUC standards and policies regarding water quality, and whether those standards and policies regarding water quality continue to be adequate to protect the public health and safety. The PUC investigation and decision is expected to conclude in 1999. As a result of the PUC OII, a majority of the lawsuits were stayed pending the PUC determination. The plaintiffs appealed the decisions to stay. Following a hearing on the matter, the Court of Appeals took the matter under submission. In September 1999, the Court of Appeals found that one lower court ruled correctly in denying a stay, and the Court of Appeals issued preemptory writs of mandate and three other actions to vacate stays and to reconsider various motions, demurs and the stays in view of the Court of Appeals findings. Petitions for review have been filed before the California Supreme Court. To date, the matters are in their initial stage. It is impossible to currently predict the outcome of the litigation.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

(a) The Corporation has no defaults on interest payments owed to lenders. The Corporation is in default on a principal payment of $4 million due October 22, 1999 under an unsecured loan agreement. Interest on this loan has been paid to date; a late charge of five percent of all unpaid amounts has not been paid. A formal notice of acceleration has been received with respect to this loan. The Corporation is currently negotiating with all of its bank lenders a secured credit agreement which, among other things, would address the above principal payment issues and late charge.

The Corporation has also violated several negative financial covenants (current ratio, consolidated adjusted net worth, consolidated debt to total capital, EBITDA to interest coverage) under the existing credit arrangement with certain of its unsecured lending banks and under a guarantee of certain other indebtedness. To date, no acceleration of principal indebtedness has occurred as a result of these non-monetary defaults.

(b) On November 1, 1999, the Corporation delayed payment of a dividend payable on its shares of Common Stock on such date in the aggregate amount of $855,779. The payment date of the dividend is being addressed and will be determined as part of the Corporation's financing negotiations.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The Exhibits, as shown in the "Index of Exhibits", attached hereto as page 12, are filed as a part of this Report.

(b) There were no reports on Form 8-K filed for the period ending October 2, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUFFY CORPORATION, registrant

/s/ Timothy G. Howard

Timothy G. Howard

Vice President-Corporate Controller

(Principal Accounting Officer)

November 16, 1999

Date

INDEX OF EXHIBITS

Exhibit No.	Item
(2)	Not applicable

(3)	Not applicable

(4)	Not applicable

(10)	Not applicable

(11)	Not applicable

(15)	Not applicable

(18)	Not applicable

(19)	Not applicable

(22)	Not applicable

(23)	Not applicable

(24)	Not applicable

(27)	Financial Data Schedule

(99)	Not applicable