Form 10-K405
period 1999-12-31
HUFFY CORP
filed 2000-03-03
CIK 225463

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

      (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________ to __________

Commission file number 1-5325

HUFFY CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

OHIO (State or other jurisdiction of incorporation or organization)	31-0326270 (I.R.S. Employer Identification No.)

225 Byers Road, Miamisburg, Ohio (Address of principal executive offices)	45342 (Zip Code)

Registrant’s telephone number, including area code: (937) 866-6251

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Stock, $1.00 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, as of February 1, 2000, was $54,647,668.

The number of shares outstanding of each of the registrant’s classes of Common Stock, as of February 1, 2000, was 10,164,583.

“Index to Exhibits” at page 14 of this Report

DOCUMENTS INCORPORATED BY REFERENCE

1.	The Huffy Corporation Annual Report of Shareholders for the year ended December 31, 1999. Only such portions of the Annual Report as are specifically incorporated by reference under Parts I, II and IV of this Report shall be deemed filed as part of this Report.

2.	The Huffy Corporation Proxy Statement for its Annual Meeting of Shareholders on April 27, 2000. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

PART I

ITEM 1. BUSINESS

Huffy Corporation, an Ohio corporation formed in 1928, and its subsidiaries (collectively called “Huffy” or the “Company”) are engaged in the design, manufacture and sale of Consumer Products and the furnishing of Services for Retail. The Company’s executive offices are located in Miamisburg, Ohio and its principal business offices and/or manufacturing facilities are located in San Diego, California, Miamisburg, Ohio, and Sussex, Wisconsin.

The general development of business within each business segment (Consumer Products and Services for Retail) is discussed in more detail below. See also Note 15 to the Company’s financial statements (Exhibit 13) for financial information relating to each such business segment.

CONSUMER PRODUCTS

Huffy Bicycle Company including Royce Union Bicycle Company and American Sports Design Company, and Huffy Sports Company comprise the Consumer Products segment of the Company. Principal products within this business segment include bicycles, basketball backboards and related products. Sales of bicycles represented 47.0 percent, 42.7 percent and 44.4 percent of consolidated revenues of the Company for the years ended December 31, 1999, 1998, and 1997. Sales of basketball backboards, poles, goals and related products represented 13.7 percent, 12.1 percent, and 13.2 percent of consolidated revenues of the Company for the years ended December 31, 1999, 1998, and 1997.

Although to date the export business is not significant, the companies in the Consumer Products segment participate in various foreign markets and are actively involved in expanding export volume. On April 21, 1997, Huffy sold the assets of Gerry Baby Products Company and Gerry Wood Products Company to Evenflo Company, Inc. On March 16, 1999, Huffy sold substantially all of the assets of True Temper Hardware Company and all of the shares of the capital stock of True Temper Limited to an affiliate of U.S. Industries, Inc.

a.	PRODUCTS, MARKETING AND DISTRIBUTION

Huffy Bicycle Company: The Huffy® bicycle brand is the largest selling brand of bicycles sold in the United States. In September 1999, in response to an unprecedented decline in Chinese bicycle pricing, the Company announced its decision to cease its United States manufacturing operations at its facilities located in Southaven, Mississippi and Farmington, Missouri. These facilities were closed in December 1999. The Company imports Huffy® bicycles from Mexico, Taiwan and China. Included in the Huffy® bicycle line are adult all-purpose bicycles; adult all-terrain bicycles; a series of innovative boys’ and girls’ 20” bicycles; a series of popular children’s 12” and 16” sidewalk bicycles; scooters and tricycles. In 1996, the Company purchased the Rebike™ business which produces a line of recumbent style bicycles and in December 1997, the Company acquired the assets of Royce Union Bicycle Company, which holds a leading market position in the growing sporting goods distribution channel. In addition, in July 1999, the Company acquired the assets of American Sports Design Company, which markets and distributes high-end bicycles primarily available over the World Wide Web and through its mail order catalog business. Huffy® bicycles are extensively advertised and are sold predominantly through national and regional high volume retailers, a distribution network accounting for approximately 80 percent of all bicycles sold in the United States. Approximately 80 percent of Huffy Bicycle Company’s bicycles are sold under the Huffy® brand name with the balance being sold under private label brands.

Huffy Sports Company: Huffy Sports Company, a division of the Company located in Sussex, Wisconsin, is a leading supplier of basketball backboards, poles, goals, and related products and juvenile indoor portable basketball units for use at home. In 1997, the Company purchased the business and assets of Sure Shot®/Hydra-Rib® which produces basketball units for institutional and in-arena use. Huffy Sports Company products, many of which bear the logo of the National Basketball Association (“NBA”) as well as the Huffy Sports® trademark, are sold predominately through national and regional high volume retailers in the United States.

b.	RAW MATERIALS

Basic materials such as raw steel, steel and aluminum tubing, plastic, wood, resins, and welding materials used in the domestic manufacturing operations are purchased primarily from domestic sources. Alternate sources are available for all critical products and components, but the sudden loss of any major supplier could cause a temporary negative effect on the segment’s operations.

c.	PATENTS, TRADEMARKS AND LICENSES

The patents, trademarks (including the registered trademarks “Huffy”, “Huffy Sports”, and “Royce Union”), licenses (including the license to use the NBA logo) and other proprietary rights of the companies in this segment are deemed important to the Company. Generally, the NBA license has five-year terms which are renegotiated upon termination. The loss by the Company of its rights under any individual patent, trademark (other than “Huffy”), license or other proprietary right used by this segment would not have a material adverse effect on the Company or the segment. The Company’s patents, by law, have a limited life, and patent rights expire periodically. The loss of the registered trademark “Huffy” could have a material adverse effect on the Company and this segment. The Company has no reason to believe that anyone has rights to either the

“Huffy” trademark or the products for which the Company uses such trademarks.

d.	SEASONALITY AND INVENTORY

Due to the relatively short lapse of time between placement of orders for products and shipments, the Company normally does not consider its backlog of orders as significant to this business segment. Because of rapid delivery requirements of their customers, the companies in this segment maintain significant quantities of inventories of finished goods to meet their customers’ requirements. Sales of bicycles are seasonal in that sales tend to be higher in the Spring and Fall of each year. Basketball products tend to have varying degrees of seasonality, none of which are significant to the operations of the Company.

e.	COMPETITION AND CUSTOMERS

In the high volume retailer bicycle business, Huffy Bicycle Company has numerous competitors in the United States market, two of which are major competitors. Even though competition in the bicycle industry is intense, Huffy Bicycle Company believes that following its transformation from a single brand manufacturer of bicycles to a multibrand design, marketing and distribution company, it is cost competitive in the high volume retailer bicycle market and that its decision to import, rather than manufacture, its bicycles will allow it to profitably maintain its leading market position. Huffy Bicycle Company’s ability to provide its customers with low cost, innovative new products has enabled it to maintain its market position despite the marketing efforts of domestic competitors and competitors from Taiwan, China, and other nations. Huffy Sports Company has several competitors of which one is currently a major competitor. Huffy Sports Company maintains its competitive position by offering its customers high quality, innovative products at competitive prices and by supporting its products with outstanding customer service. The loss by the Consumer Products segment of either of its two largest customers could result in a material adverse effect on the segment.

SERVICES FOR RETAIL

Huffy Service First, Inc. (“HSF”) and Washington Inventory Service (“WIS”) each provide certain services to retailers. Inventory, assembly, repair and merchandising services provided by WIS and HSF to their customers represented 39.3 percent, 27.8 percent, and 26.0 percent of consolidated revenues of the Company for the years ended December 31, 1999, 1998, and 1997.

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

Washington Inventory Service: WIS, a wholly-owned subsidiary of the Company, headquartered in San Diego, California, provides physical inventory services on a nationwide and international basis to meet the financial reporting and inventory control requirements of high volume retailers, drug stores, home centers, sporting goods stores, specialty stores and grocery stores. In 1998, WIS acquired the assets of Inventory Auditors, Inc. to provide expanded service coverage to national retailers. Also in 1998, WIS entered into a joint venture to provide its inventory services in Brazil. In 1999, WIS also provided inventory services to U.S. based customers for locations in China, Korea and Chile. In 1999, WIS began providing such services to Wal*Mart in Germany.

b.	SEASONALITY

The demand for services provided by this business segment is seasonal in that assembly service demand is generally strongest in Spring and at the Winter holiday season, and inventory service and is generally strongest in the first three calendar quarters of the year.

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

Sales to two customers, Kmart and Wal*Mart, aggregated over ten percent or more of the Company’s consolidated revenues from each such customer for the year ended December 31, 1999, and the loss of either one of these customers could have a material adverse effect on the Company and its subsidiaries as a whole.

The number of persons employed full-time by the Company (excluding seasonal employees in the Services for Retail Segment) as of December 31, 1999, was 2,593 (400 employed by the Corporate and the Consumer Products Segment and 2,193 employed by the Services for Retail Segment).

ITEM 2. PROPERTIES:
Location and general character of the principal plants and other materially important physical properties of the Company as of February 1, 2000.

			Owned or
			Expiration
	Building	Area	Date
Location	Description	(Sq. Ft.)	of Lease

San Diego, California	Offices (Services for Retail)	30,000	2004	(1)

Miamisburg, Ohio	Offices and display facilities (Corporate and Consumer Products)	47,000	2003	(2)

Miamisburg, Ohio	Offices and warehouse facility (Services for Retail)	42,682	2001	(3)

Sussex, Wisconsin	Offices and manufacturing	192,000	2004	(4)

(1)	Subject to two consecutive options to renew for additional terms of five years each.

(2)	Subject to an option to purchase during the term of or at the expiration of the lease, and if the option is not exercised at the expiration of the lease, the Company automatically receives an extension of the term for up to 12 months or until the property is sold, whichever time period is shorter.

(3)	Subject to one option to renew for an additional term of five years.

(4)	Subject to an option to purchase during the term of or at the expiration of the lease.

All of the Company’s facilities are in good condition and are considered suitable for the purposes for which they are used. The Sussex, Wisconsin manufacturing facility normally operates on a one full shift basis, with second shift operations scheduled as needed.

ITEM 3. LEGAL PROCEEDINGS

The Company along with numerous California water companies and other potentially responsible parties for the Baldwin Park Operable Unit of the San Gabriel Valley Superfund (see Note 11 to the Company’s financial statements in Exhibit 13) have been named in nine civil lawsuits which allege claims related to the contaminated groundwater in the Azusa, California area. On March 12, 1998, the Public Utilities Commission (“PUC”) issued an Order Instituting Investigation (“OII”), stating that because the toxic tort lawsuits relate to water quality, public health and safety, and the operations and practices of the public utilities subject to the PUC’s jurisdiction, the PUC intends to pursue its jurisdiction by investigating the operations and practices of the named defendant public utilities, their compliance with the PUC standards and policies regarding water quality, and whether those standards and policies regarding water quality continue to be adequate to protect the public health and safety. The PUC investigation and decision is expected to conclude in the first half of 2000. As a result of the PUC OII, a majority of the lawsuits were stayed pending the PUC determination. The plaintiffs appealed the decisions to stay. Following a hearing on the matter, the Court of Appeals took the matter under submission. In September 1999, the Court of Appeals issued preemptory writs of mandate and three other actions to vacate stays and to reconsider various motions, demurs and the stays in view of the Court of Appeals findings. Petitions for review were filed before the California Supreme Court and on December 15, 1999, the Supreme Court of California granted petitions for review of such Court of Appeals decision. To date, the matters are in their initial stage. It is impossible to currently predict the outcome of the litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The market information and other related security holder matters pertaining to the

Common Stock of the Company set forth in Exhibit 13 under the caption entitled “Common Stock” contained in the Company’s Annual Report to Shareholders for the year ended December 31, 1999, and are hereby incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Selected unaudited financial data for each of the last five calendar years set forth in Exhibit 13 under the caption entitled Five-Year Financial and Operating Review (Unaudited) is contained in the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 1999, and is hereby incorported herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and analysis of financial condition and results of operations set forth in Exhibit 13 under the caption entitled Management’s Discussion and Analysis of Financial Conditions and Results of Operations and Note 6 (Lines of Credit and Long-Term Obligations) to the consolidated financial statements, are contained in the Company’s Annual Report to Shareholders for the year ended December 31, 1999, and are hereby incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial information set forth in Exhibit 13 under the captions entitled Independent Auditor’s Report and Consolidated Balance Sheets, Consolidated Statements of Operation, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders’ Equity, and Notes to Consolidated Financial Statements, is contained in the Company’s Annual Report to Shareholders for the year ended December 31, 1999, and is hereby incorporated herein by reference. See also the information contained in Item 14 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

The name, age and background information for each of the Company’s Directors is set forth in the section entitled ELECTION OF DIRECTORS and the table therein contained in the Company’s Proxy Statement for its 2000 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers are elected annually to their respective positions, effective at the April meeting of the Board of Directors. The Executive Officers of the Company at February 1, 2000, were as follows:

Name	Age	Position	Officer Since

Stanley H. Davis	52	Vice President — Human Resources and Organization Development	July 1997

Don R. Graber	56	Chairman of the Board, President and Chief Executive Officer	July 1996

Timothy G. Howard	53	Vice President — Controller	September 1978

Robert W. Lafferty	55	Vice President – Finance, Chief Financial Officer and Treasurer	January 2000

Nancy A. Michaud	53	Vice President — General Counsel and Secretary	February 1993

Prior to assuming his present position with the Company as Vice President-Human Resources and Organization Development in July 1997, Mr. Davis was Vice President-Human Resources and Organization Development of Triangle Wire and Cable, Inc. (a manufacturer of wire and cable products), from July 1991 to December 1996. From January 1997 to July 1997 he was the Vice President-Administration of Triangle Wire and Cable’s successor, Ocean View Capital, Inc., the principal business of which was winding up the business of Triangle Wire and Cable after the sale of substantially all of its assets.

Mr. Graber served as the Company’s President and Chief Operating Officer from July 1996 to December 1997, when he assumed his present position as Chairman of the Board, President and Chief Executive Officer. Prior to joining the Company in 1996, Mr. Graber was President of the Worldwide Household Products Group of The Black and Decker Corporation (engaged in the marketing and manufacture of products used in and around the home and for commercial applications) and was also Group Vice President of The Black and Decker Corporation itself, from 1994 to 1996.

Mr. Lafferty was elected Vice President-Finance, Chief Financial Officer and Treasurer on January 3, 2000. Prior to such election, he served as Senior Vice President and Chief Financial Officer of Gencor Industries, Inc. (a manufacturer of highway construction and food processing equipment) from 1998; prior thereto he was Senior Vice President of Hoechst Marion Roussel AG (a pharmaceutical business) from 1996; prior thereto he was Senior Vice President, Finance of Hoechst Marion Roussel Inc. (a pharmaceutical business).

Ms. Michaud has been employed by the Company for over 13 years. She has served as Vice President-General Counsel for over 6 years and as Secretary since July 1994.

ITEM 11. EXECUTIVE COMPENSATION

Information on executive compensation set forth in the section entitled EXECUTIVE COMPENSATION and the tables therein, is contained in the Company’s Proxy Statement for its 2000 Annual Meeting of Shareholders, and is hereby incorporated herein by reference. Notwithstanding anything to the contrary set forth herein or in any of the Company’s previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Form 10-K, the section entitled REPORT OF COMPENSATION COMMITTEE and the Performance Graph which is set forth in the Company’s Proxy Statement for its 2000 Annual Meeting of Shareholders are not deemed to be incorporated by reference in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of shares of Common Stock of the Company beneficially owned by each Director and by all Directors and Officers as a group as of January 2, 2000, set forth in the section entitled SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, and the table therein, is contained in the Company’s Proxy Statement for its 2000 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on certain transactions with management set forth in the section entitled CERTAIN RELATIONSHIPS AND OTHER RELATED TRANSACTIONS is contained in the Company’s Proxy Statement for its 2000 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents

(1)	The following Consolidated Financial Statements of the Company included in the Company’s Annual Report to Shareholders are incorporated by reference as part of this Report at Item 8 hereof:

Consolidated Balance Sheets as of December 31, 1999 and 1998.

Consolidated Statements of Operations for the years ended December 31, 1999, 1998, and 1997.

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 1999, 1998, and 1997.

Notes to Consolidated Financial Statements.

The Annual Report to Shareholders for the year ended December 31, 1999, is not deemed to be filed as part of this Report, with the exception of the items incorporated by reference in Items 1, 5, 6, 7 and 8 of this Report and those financial statements and notes thereto listed above.

(2)	The Accountants’ Report on Consolidated Financial Statements and the following Financial Statement Schedule of the Company is included as part of this Report at Item 8 hereof:

Schedule II. Valuation and Qualifying Accounts — years ended December 31, 1999, 1998, and 1997.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	The exhibits shown in “Index to Exhibits” are filed as a part of this Report.

(b) Reports on Form 8-K

During the fiscal quarter ended December 31, 1999, the Company filed no report on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUFFY CORPORATION

By	/s/ Don R. Graber	Date: February 10, 2000

Don R. Graber Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy G. Howard
Timothy G. Howard Vice President - Controller (Principal Accounting Officer)	Date: February 10, 2000
/s/ Robert W. Lafferty
Robert W. Lafferty Vice President – Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	Date: February 10, 2000
/s/ William A. Huffman
William A. Huffman, Director	Date: February 10, 2000
/s/ Linda B. Keene
Linda B. Keene, Director	Date: February 10, 2000
/s/ Jack D. Michaels
Jack D. Michaels, Director	Date: February 10, 2000
/s/ Donald K. Miller
Donald K. Miller, Director	Date: February 10, 2000
/s/ James F. Robeson
James F. Robeson, Director	Date: February 10, 2000
/s/ Patrick W. Rooney
Patrick W. Rooney, Director	Date: February 10, 2000
/s/ Thomas C. Sullivan
Thomas C. Sullivan, Director	Date: February 10, 2000
/s/ Joseph P. Viviano
Joseph P. Viviano, Director	Date: February 10, 2000

INDEPENDENT AUDITORS’ REPORT
ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors,
Huffy Corporation:

Under date of February 3, 2000, we reported on the consolidated balance sheets of Huffy Corporation and subsidiaries as of December 31, 1999, and 1998, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in Part IV, Item 14(a)(2) of Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Cincinnati, Ohio	/s/ KPMG LLP

February 3, 2000	KPMG LLP

INDEPENDENT AUDITORS’ CONSENT

The Board of Directors,
Huffy Corporation:

We consent to the incorporation by reference in the Registration Statements, and the Prospectuses constituting part thereof, of (i) the Form S-8 Registration Statement (No. 333-62903) pertaining to the Master Deferred Compensation Plan; (ii) the Form S-8 Registration Statement (No. 333-52095) pertaining to the 1998 Director Stock Option Plan, the 1998 Key Employee Stock Plan, and the 1998 Restricted Share Plan; (iii) the Form S-8 Registration Statement (No. 333-52077) pertaining to the 1998 Key Employee Non-Qualified Stock Plan (iv) the Form S-8 Registration Statement (No. 33-25487) pertaining to the 1988 Stock Option Plan and Restricted Share Plan; (v) the Form S-8 Registration Statement (No. 33-25143) pertaining to the 1987 Director Stock Option Plan; (vi) the Form S-8 Registration Statement (Nos. 33-28811 and 33-42724) pertaining to the 1989 Employee Stock Purchase Plan; (vii) the Form S-8 Registration Statement (No. 33-44571) pertaining to five company savings plans and (viii) the Form S-8 Registration Statement (No. 33-60900) pertaining to the W.I.S. Savings Plan of our report dated February 3, 2000, relating to the consolidated balance sheets of Huffy Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 1999, which report appears in the 1999 Annual Report to Shareholders, which is incorporated by reference in the Company’s 1999 Annual Report on Form 10-K and our report dated February 3, 2000, relating to the financial statement schedule for each of the years in the three-year period ended December 31, 1999, which report appears in the Company’s 1999 Annual Report on Form 10-K.

Cincinnati, Ohio	/s/ KPMG LLP

February 3, 2000	KPMG LLP

HUFFY CORPORATION
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(DOLLAR AMOUNTS IN THOUSANDS)

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and	Deductions	at end
	of Period	Expenses	(Note)	of Period

Reserves deducted from assets to which they apply:

Allowance for doubtful accounts:

Year ended December 31, 1999	$2,095	725	(898)	1,922

Year ended December 31, 1998	$2,065	409	(379)	2,095

Year ended December 31, 1997	$1,115	1,905	(955)	2,065

Inventory obsolescence:

Year ended December 31, 1999	$2,518	8,074	(8,972)	1,620

Year ended December 31, 1998	$2,292	787	(561)	2,518

Year ended December 31, 1997	$1,346	2,389	(1,443)	2,292

Note:	Represents accounts written off, less recoveries for allowance for doubtful accounts. Represents inventory written off, less scrap value for inventory obsolescence.

INDEX TO EXHIBITS

Exhibit		Form 10-K
No.		Exhibits

3.a	Amended Articles of Incorporation, dated June 16, 1995, incorporated by reference to Exhibit (3)(i) to Form 10-Q for the quarter ended June 30, 1995	*

3.b	Code of Regulations, as amended, dated April 28, 1995, incorporated by reference to Exhibit (3)(ii) to Form 10-Q for the quarter ended June 30, 1995	*

4.a	Specimen Common Stock Certificate of Huffy Corporation, incorporated by reference to Exhibit 4(a) to Form 10-K for the year ended December 31, 1997	*

4.b	Rights Agreement, dated as of December 16, 1988, as amended August 23, 1991, and as amended and restated as of December 9, 1994, between Huffy Corporation and Bank One, Indianapolis, National Association, incorporated by reference to Form 8-K, dated December 22, 1994	*

4.c	Amendment appointing Harris Trust and Savings Bank Successor Rights Agent, dated as of June 10, 1997, to Rights Agreement as amended and restated as of December 9, 1994, between Huffy Corporation and Bank One, Indianapolis, National Association	***

4.d	Credit Agreement, dated as of April 21, 1992, among Huffy Corporation, Bank One, Dayton, N.A., NBD Bank, N.A., Security Pacific National Bank, and Society National Bank, individually and as agent, in connection with revolving loans up to an aggregate amount of $50,000,000 to Huffy Corporation, incorporated by reference to Exhibit (4)(g) to Form 10-K for the fiscal year ended December 31, 1992	*

4.e	Promissory Note, dated as of April 29, 1998, between Huffy Corporation and National City Bank	***

4.f	Credit Agreement, dated as of April 30, 1999, between Fifth Third Bank, Western Ohio, and Huffy Corporation	***

4.g	Intercreditor and Subordination Agreement, dated January 26, 2000, among Huffy Corporation and its subsidiaries, Congress Financial Corporation, and Keybank National Association, Bank One, N.A., Bank of America, N.A., Fifth Third Bank-Western Ohio, National City Bank, and the Prudential Insurance Company of America (Huffy’s “existing lenders”) and Selco Service Corporation, and Asset Holding Company VI, LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 4, 2000	*

*	Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

***	Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit		Form 10-K
No.		Exhibits

4.h	Loan and Security Agreement, dated January 26, 2000, among Huffy Corporation and its subsidiaries, Congress Financial Corporation and Huffy’s existing lenders, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 4, 2000	*

4.i	Credit Agreement, dated January 26, 2000, among Huffy Corporation and its subsidiaries and its existing lenders, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 4, 2000	*

4.j	Restructuring Agreement, dated January 26, 2000, among Huffy Corporation, its existing lenders, Selco Service Corporation and Asset Holdings Company VI, LLC, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 4, 2000	*

10.a	Lease, effective as of December 29, 1993, between SELCO Service Corporation and Huffy Corporation, incorporated by reference to Exhibit (10)(c) to Form 10-K for the fiscal year ended December 31, 1993	*

10.b	First Amendment to Lease Agreement, effective January 26, 2000, to the Lease Agreement, effective December 29, 1993, between SELCO Service Corporation and Huffy Corporation	***

10.c	Lease and Development Agreement, dated as of May 29, 1996, between Asset Holding Company VI, LLC and Huffy Corporation	***

10.d	Participation Agreement, dated as of May 29, 1996, among Asset Holdings Company VI, LLC, Huffy Corporation, and Bank One, Dayton, N.A.	***

10.e	Special Deferred Compensation Agreements, as amended, between Huffy Corporation and certain of its officers and key employees, in substantially the forms incorporated by reference to Exhibit (ix) to Form 10-K for the fiscal year ended June 24, 1977, to Exhibit (2) to Form 10-Q for the fiscal quarter ended September 23, 1983, and to Exhibit (19)(c) to Form 10-Q for the fiscal quarter ended September 30, 1986	*

10.f	Deferred Compensation Agreements, as amended, between Huffy Corporation and certain of its officers and key employees, in substantially the forms incorporated by reference to Exhibit (vi) to Form 10-K for the fiscal year ended June 29, 1979, and to Exhibit (3) to Form 10-Q for the fiscal quarter ended September 23, 1983	*

10.g	Master Deferred Compensation Plan, incorporated by reference to Exhibit 4 to Form S-8, dated August 28, 1998	*

*	Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

***	Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit		Form 10-K
No.		Exhibits

10.h	Form of Severance Pay Agreements, as revised and restated, between Huffy Corporation and its Officers, incorporated by reference to Exhibit 10.e to Form 10-K for the fiscal year ended December 31, 1997	*

10.i	Long Term Incentive Compensation Program, incorporated by reference to Exhibit 10.g to Form 10-K for the fiscal year ended December 31, 1997	*

10.j	Huffy Corporation Capital Accumulation Plan Participation Agreement, between Huffy Corporation and certain of its officers, in substantially the forms incorporated by reference to Exhibit (19)(a) to Form 10-Q for the fiscal quarter ended September 30, 1985, and to Exhibit 19(b) to Form 10-Q for the fiscal quarter ended September 30, 1986	*

10.k	Huffy Corporation Capital Accumulation Program Participation Agreement, between Huffy Corporation and certain of its directors, in substantially the forms incorporated by reference to Exhibit (19)(b) to Form 10-Q for the fiscal quarter ended September 30, 1985, and to Exhibit 19(b) to Form 10-Q for the fiscal quarter ended June 30, 1986	*

10.l	Description of supplemental group life insurance arrangement between Huffy Corporation and certain officers and key employees, incorporated by reference to Exhibit (10)(aa) to Form 10-K for the fiscal year ended December 31, 1991	*

10.m	Description of financial planning and tax preparation services, and automobile allowances, between Huffy Corporation and certain officers and key employees	***

10.n	Performance Incentive Plan of Huffy Corporation	***

10.o	Supplemental Benefit Agreement, dated as of June 21, 1996, between Huffy Corporation and Don R. Graber, incorporated by reference to Exhibit 10.u to Form 10-K for the fiscal year ended December 31, 1996	*

10.p	Supplemental/Excess Benefit Plan, dated as of January 1, 1988, incorporated by reference to Exhibit (10)(aa) to Form 10-K for the fiscal year ended December 31, 1987	*

10.q	First Amendment to Huffy Corporation Supplemental/Excess Benefit Plan, effective as of January 1, 1988, incorporated by reference to Exhibit (10)(ee) to Form 10-K for the fiscal year ended December 31, 1990	*

10.r	Second Amendment to Huffy Corporation Supplemental/Excess Benefit Plan, dated as of June 30, 1991, incorporated by reference to Exhibit (10)(y) to Form 10-K for the fiscal year ended December 31, 1994	*

*	Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

***	Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit		Form 10-K
No.		Exhibits

10.s	Third Amendment to Huffy Corporation Supplemental/Excess Benefit Plan, dated as of June 27, 1994, incorporated by reference to Exhibit (10)(2) to Form 10-K for the fiscal year ended December 31, 1994	*

10.t	Fourth Amendment to Huffy Corporation Supplemental/Excess Benefit Plan dated as of May 26, 1995, incorporated by reference to Exhibit 10.s to Form 10-K for the fiscal year ended December 31, 1997	*

10.u	Fifth Amendment to Huffy Corporation Supplemental/Excess Benefit Plan, effective as of July 15, 1996, incorporated by reference to Exhibit 10.z to Form 10-K for the fiscal year ended December 31, 1996	*

10.v	Sixth Amendment to Huffy Corporation Supplemental/Excess Benefit Plan, effective as of June 15, 1997, incorporated by reference to Exhibit 10.u to Form 10-K for the fiscal year ended December 31, 1997	*

10.w	Seventh Amendment to Huffy Corporation Supplemental/Excess Benefit Plan, effective as of December 22, 1997, incorporated by reference to Exhibit 10.v to Form 10-K for the fiscal year ended December 31, 1997	*

10.x	Eighth Amendment to Huffy Corporation Supplemental/Excess Benefit Plan, effective as of February 12, 1998	***

10.y	Huffy Corporation 1998 Restricted Share Plan, effective April 17, 1998, incorporated by reference to Exhibit 3 to the Company’s Proxy Statement dated March 5, 1998 for the Annual Meeting of Shareholders held April 17, 1998	*

10.z	Form of Restricted Share Agreements between Huffy Corporation and its Officers, incorporated by reference to Exhibit 10.w to Form 10-K for the fiscal year ended December 31, 1997	*

10.aa	Huffy Corporation Master Benefit Trust Agreement as Restated, dated June 9, 1995, incorporated by reference to Exhibit 10.aa for Form 10-K for the fiscal year ended December 31, 1995	*

10.bb	First Amendment to Huffy Corporation Master Benefit Trust Agreement as Restated, effective as of July 25, 1996, incorporated by reference to Exhibit 10.bb to Form 10-K for the fiscal year ended December 31, 1996	*

*	Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

***	Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit		Form 10-K
No.		Exhibits

10.cc	Amendment No. 2 to Huffy Corporation Master Benefit Trust Agreement, dated January 2, 1998, incorporated by reference to Exhibit 10.z to Form 10-K for the fiscal year ended December 31, 1998	*

10.dd	Third Amendment to Huffy Corporation Master Benefit Trust Agreement, as Restated, effective August 20, 1998, incorporated by reference to Exhibit 10.aa to Form 10-K for the fiscal year ended December 31, 1998	*

10.ee	Huffy Corporation 1987 Director Stock Option Plan, incorporated by reference to Exhibit 19(a) to Form 10-Q for the fiscal quarter ended June 30, 1988	*

10.ff	First Amendment to Huffy Corporation 1987 Director Stock Option Plan, effective as of April 30, 1991, incorporated by reference to Exhibit (10)(nn) to Form 10-K for the fiscal year ended December 31, 1991	*

10.gg	Second Amendment to Huffy Corporation 1987 Director Stock Option Plan, effective as of December 15, 1991, incorporated by reference to Exhibit (10)(oo) to Form 10-K for the fiscal year ended December 31, 1991	*

10.hh	Third Amendment to Huffy Corporation 1987 Director Stock Option Plan, effective as of February 15, 1996, incorporated by reference to Exhibit 10.ff to Form 10-K for the fiscal year ended December 31, 1996	*

10.ii	Huffy Corporation 1998 Director Stock Option Plan, effective April 17, 1998, incorporated by reference to Exhibit 1 to the Company’s Proxy Statement dated March 5, 1998 for the Annual Meeting of Shareholders held April 17, 1998	*

10.jj	Huffy Corporation 1988 Stock Option Plan and Restricted Share Plan, as amended, incorporated by reference to Exhibit 19(b) to Form 10-Q for the fiscal quarter ended June 30, 1988; to Exhibit A to the Company’s Proxy Statement dated March 13, 1992 for the Annual Meeting of Shareholders held April 24, 1992; and to Annex I to the Company’s Proxy Statement dated March 7, 1996 for the Annual Meeting of Shareholders held April 26, 1996	*

10.kk	Third Amendment to Huffy Corporation 1988 Stock Option Plan and Restricted Share Plan, effective October 22, 1998, incorporated by reference to Exhibit 10.hh to Form 10-K for the fiscal year ended December 31, 1998	*

*	Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

***	Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit		Form 10-K
No.		Exhibits

10.ll	Huffy Corporation 1998 Key Employee Stock Plan, effective April 17, 1998, incorporated by reference to Exhibit 2 to the Company’s Proxy Statement dated March 5, 1998 for the Annual Meeting of Shareholders held April 17, 1998	*

10.mm	First Amendment to Huffy Corporation 1998 Key Employee Stock Plan, effective October 22, 1998, incorporated by reference to Exhibit 10.jj to Form 10-K for the fiscal year ended December 31, 1998	*

10.nn	Form of Subscription Agreement between Huffy Corporation and Don R. Graber, incorporated by reference to Exhibit 10.ee to Form 10-K for the fiscal year ended December 31, 1997	*

10.oo	Huffy Corporation 1990 Directors’ Retirement Plan incorporated by reference to Exhibit (10)(qq) to Form 10-K for the fiscal year ended December 31, 1991	*

10.pp	First Amendment to Huffy Corporation 1990 Directors’ Retirement Plan, effective as of February 15, 1996, incorporated by reference to Exhibit 10.ii to Form 10-K for the fiscal year ended December 31, 1996	*

10.qq	Second Amendment to Huffy Corporation 1990 Directors’ Retirement Plan, effective as of February 15, 1996, incorporated by reference to Exhibit 10.jj to Form 10-K for the fiscal year ended December 31, 1996	*

10.rr	Asset Purchase Agreement, dated March 16,1999, by and among True Temper Hardware Company, Huffy Corporation, and U.S. Industries, Inc., incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K dated March 30, 1999	*

OTHER FILINGS

13.	Certain sections of the Annual Report to Shareholders for fiscal year ended December 31, 1999	***

18.a	Independent Auditors KPMG LLP Preferability Letter dated February 3, 2000	***

19.	Schedule of certain documents substantially identical to filed documents with parties thereto and other material differing details	***

*	Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

***	Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit		Form 10-K
No.		Exhibits

21.	List of all direct and indirect Subsidiaries of the registrant:

Jurisdiction in
Name of Subsidiary	which Incorporated

Hufco — Delaware Company	Delaware

Huffy FSC, Inc.	Virgin Islands

Huffy International Finance, N.V	Netherland Antilles

Huffy Risk Management, Inc.	Ohio

Huffy Service First, Inc.	Ohio

Huffy Sports, Inc.	Wisconsin

Royce Union Bicycle Company	Ohio

HCAC, Inc.	Ohio

Washington Inventory Service	California

American Sports Design Company	Ohio

Huffy Brands Company	Ohio

27.	Financial Data Schedules	***

99.a	Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	***

*	Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

***	Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 1999.