Form 10-Q
period 2000-04-01
HUFFY CORP
filed 2000-05-12
CIK 225463

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                              April 1, 2000
                  --------------------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -------------------------------------------------

Commission file number              1-5325
                       ---------------------------------------------------------

                                Huffy Corporation
                                -----------------
             (Exact name of registrant as specified in its charter)

                    Ohio                                         31-0326270
-------------------------------                              -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                     225 Byers Road, Miamisburg, Ohio 45342
                     ---------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (937) 866-6251
                                 --------------
              (Registrant's telephone number, including area code)

                                    No Change
                                    ---------
   (Former name, former address and former fiscal year, if changed since last report)

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

                                    Yes  X  No
                                        ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding Shares:       10,164,583            as of             May 10, 2000
                    ---------------------------       ------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).  COMPANY FOR WHICH REPORT IS FILED:

                                HUFFY CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar Amounts in Thousands, Except Per Share Data)

                                                                                               Three Months Ended
                                                                                                    April 1,
                                                                                      --------------------------------------
                                                                                           2000                  1999
                                                                                      ----------------      ----------------

Net sales                                                                                   $142,206              $149,333
Cost of sales                                                                                118,962               127,347
                                                                                      ----------------      ----------------
            Gross profit                                                                      23,244                21,986

Selling, general and administrative expenses                                                  19,007                19,047
Plant closure and manufacturing
     reconfiguration                                                                           1,718                 2,087
                                                                                      ----------------      ----------------
            Operating income                                                                   2,519                   852

Other expense (income)
        Interest expense, net                                                                  3,147                 1,615
        Other                                                                                   (157)                  135
                                                                                      ----------------      ----------------
Loss before income taxes                                                                        (471)                 (898)
Income tax benefit                                                                              (179)                 (333)
                                                                                      ----------------      ----------------
        Loss from continuing operations                                                         (292)                 (565)
                                                                                      ----------------      ----------------

Discontinued operations:
     Loss from discontinued operations, net of income
       tax benefit of $208                                                                         --                 (312)
     Gain on disposal of discontinued
        operations, net of income tax expense
        of $2,338                                                                                  --                3,028
Extraordinary loss from early extinguishment
     of debt, net of income tax benefit of $519                                                 (848)
                                                                                      ----------------      ----------------
            Net earnings (loss)                                                              $(1,140)              $ 2,151
                                                                                      ================      ================

Earnings (loss) per common share:
  Basic:
       Weighted average number of
        common shares                                                                     10,164,583            11,759,942
                                                                                      ================      ================
       Loss from continuing operations                                                        $(0.03)               $(0.05)
       Earnings from discontinued operations                                                       --                 0.23
       Extraordinary loss from early
        extinguishment of debt                                                                 (0.08)                    --
                                                                                      ----------------      ----------------
               Net earnings (loss) per common share                                           $(0.11)               $ 0.18
                                                                                      ================      ================
  Diluted:
       Weighted average number of
        common shares                                                                     10,164,583            11,898,056
                                                                                      ================      ================
       Loss from continuing operations                                                        $(0.03)               $(0.05)
       Earnings from discontinued operations                                                       --                 0.23
       Extraordinary loss from early
        extinguishment of debt                                                                 (0.08)                    --
                                                                                      ----------------      ----------------
               Net earnings (loss) per common share                                           $(0.11)               $ 0.18
                                                                                      ================      ================

                                HUFFY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts In Thousands)


                                                                                   April 1,                 December 31,
                                                                                     2000                       1999
                                                                              --------------------      ---------------------
ASSETS
------

Current assets:
    Cash and cash equivalents                                                            $    --                   $ 20,190
    Accounts and notes receivable, net                                                    98,446                     65,862
    Inventories                                                                           26,808                     23,354
    Prepaid expenses and federal income taxes                                             34,863                     34,426
                                                                              --------------------      ---------------------

           Total current assets                                                          160,117                    143,832
                                                                              --------------------      ---------------------

Property, plant and equipment, at cost                                                    98,735                     97,855
    Less:  accumulated depreciation and amortization                                      68,796                     67,460
                                                                              --------------------      ---------------------

           Net property, plant and equipment                                              29,939                     30,395

Excess of cost over net assets acquired, net                                              30,869                     31,347
Deferred federal income taxes                                                             19,948                     18,207
                                                                              --------------------      ---------------------

                                                                                        $240,873                   $223,781
                                                                              ====================      =====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                                       $ 44,413                   $ 21,902
    Current installments of long-term obligations                                            276                      9,141
    Accounts payable                                                                      35,659                     34,397
    Accrued expenses and other current liabilities                                        47,459                     46,260
                                                                              --------------------      ---------------------

           Total current liabilities                                                     127,807                    111,700
                                                                              --------------------      ---------------------

Long-term obligations, less current installments                                          54,144                     52,028
Other long-term liabilities                                                               22,419                     22,571
                                                                              --------------------      ---------------------

           Total liabilities                                                             204,370                    186,299
                                                                              --------------------      ---------------------

Shareholders' equity:
    Common stock                                                                          16,667                     16,667
    Additional paid-in capital                                                            66,243                     66,242
    Retained earnings                                                                     47,591                     48,571
    Accumulative comprehensive income                                                     (2,854)                    (2,854)
    Less:  cost of treasury shares                                                        91,144                     91,144
                                                                              --------------------      ---------------------

           Total shareholders' equity                                                     36,503                     37,482
                                                                              --------------------      ---------------------

                                                                                        $240,873                   $223,781
                                                                              ====================      =====================

                                HUFFY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)

                                                                                           Three Months Ended
                                                                                                April 1,
                                                                             -----------------------------------------------
                                                                                     2000                      1999
                                                                             ----------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss from continuing operations                                                        $ (292)                  $ (565)

Adjustments to reconcile net earnings to net cash used in operating activities:
    Depreciation and amortization                                                           2,308                    3,527
    Loss on sale of property, plant and equipment                                             --                       509
    Extraordinary charge for early extinguishment of debt                                    (848)                      --
    Deferred federal income tax expense                                                       --                    (2,499)
    Changes in assets and liabilities:
        Accounts and notes receivable, net                                                (32,584)                 (34,520)
        Inventories                                                                        (3,454)                  (5,574)
        Prepaid expenses and federal income taxes                                            (437)                  (3,931)
        Other assets                                                                       (1,742)                     201
        Accounts payable                                                                    1,262                   23,837
        Accrued expenses and other current liabilities                                      2,047                   12,162
        Other long-term liabilities                                                            17                   (1,474)
                                                                             ----------------------     --------------------
             Net cash used in continuing operating activities                             (33,723)                  (8,327)

Discontinued operations:
    Gain on disposal of discontinued operations                                               --                     3,028
    Loss from discontinued operations                                                         --                      (312)
    Items not affecting cash, net                                                             --                       877
    Cash provided by discontinued operations                                                  --                    69,461
                                                                             ----------------------     --------------------
             Net cash provided by discontinued operating activities                           --                    73,054
                                                                             ----------------------     --------------------
             Net cash provided by (used in) operating activities                          (33,723)                  64,727

============================================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                                   (1,375)                  (4,097)
    Proceeds from sale of property, plant and equipment                                       --                     1,345
                                                                             ----------------------     --------------------
        Net cash used in investing activities                                              (1,375)                  (2,752)

============================================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:

    Net decrease in short-term borrowings                                                 (14,587)                 (64,340)
    Reduction of long-term debt                                                           (20,355)                     (28)
    Issuance of long-term debt                                                             50,704                       --
    Issuance of common shares                                                                   2                      193
    Purchase of treasury shares                                                               --                    (2,500)
    Dividends paid                                                                           (856)                    (997)
                                                                             ----------------------     --------------------
        Net cash provided by (used in) financing activities                                14,908                  (67,672)

============================================================================================================================
Net change in cash and cash equivalents
Cash and cash equivalents:                                                                (20,190)                  (5,697)
        Beginning of the year                                                              20,190                   17,834
                                                                             ----------------------     --------------------
        End of the three month period                                                     $   --                  $ 12,137

============================================================================================================================

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar Amounts in Thousands)



Note 1: Footnote disclosure, which would substantially duplicate the disclosure contained in the Annual Report to Shareholders for the year ended December 31, 1999, has not been included. The unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Huffy Corporation as of April 1, 2000. All such adjustments are of a normal recurring nature.

Note 2: Inventories of Huffy Bicycle Company and Huffy Sports Company are at cost (not in excess of market) determined by the FIFO method. The components of inventories are as follows:

                                                                                         December
                                                              April 1, 2000              31, 1999
                                                              ---------------          ---------------
                  Finished Goods                                     $20,651                  $17,345
                  Work-in-Progress                                       106                      106
                  Raw Materials & Supplies                             6,051                    5,903
                                                              ---------------          ---------------
                                                                     $26,808                  $23,354
                                                              ===============          ===============

Note 3: During the fourth quarter of 1999, the Company closed its remaining domestic bicycle manufacturing facilities in Farmington, Missouri and Southaven, Mississippi and reorganized its bicycle operations. During the first quarter of 2000, the Company increased imports from a global network of sourcing partners to offset this loss of production capacity. Closing the plants eliminated the costs required to operate the facilities and completed Huffy Bicycle Company's transformation from a single brand manufacturer and marketer of bicycles, to a multi-brand design, marketing and distribution company. During the first quarter of 2000, reorganization charges included severance and related benefits ($633); and facility shutdown and related costs ($1,085). It is anticipated that the Company will continue to incur costs associated with this transformation through year-end 2000.

           During the second quarter of 1998, the Company took action to maximize operational efficiency by eliminating excess production capacity and annual operating costs by closing its manufacturing facility in Celina, Ohio. Throughout 1999, the Company incurred charges in support of this action for severance and related benefits ($359); facility shutdown and asset write-downs ($678); and new facility startup and equipment, personnel, and inventory relocation costs of ($1,050).

Note 4. The Company has classified its operations into the following business segments:

                 Consumer Products - bicycles, backboards and related products. Service for Retail - in-store assembly, repair, and display services and inventory counting services.

                                                                                           Earnings (loss)
                                                                                            Before Income
                                                                        Sales                   Taxes
                                                                  -------------------     -------------------
                 THREE MONTHS ENDED
                 APRIL 1, 2000
                        Consumer Products                                   $82,880                  $3,266
                        Service for Retail                                   59,390                   1,450
                        Eliminations                                            (64)
                        Interest, net                                                                (3,147)
                        General Corporate                                                            (2,040)
                                                                  -------------------     -------------------
                                                                          $ 142,206                  $ (471)
                                                                  ===================     ===================

                 THREE MONTHS ENDED
                 MARCH 31, 1999
                        Consumer Products                                   $91,427                  $1,264
                        Service for Retail                                   58,084                     448
                        Eliminations                                           (178)
                        Interest, net                                                                (1,615)
                        General Corporate                                                              (995)
                                                                  -------------------     -------------------
                                                                          $ 149,333                  $ (898)
                                                                  ===================     ===================

Note 5: The components of comprehensive income are immaterial and are therefore not disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        THREE MONTHS ENDED APRIL 1, 2000
                                 COMPARED TO THE
                        THREE MONTHS ENDED MARCH 31, 1999
              (Dollar Amounts in Thousands, Except Per Share Data)

NET EARNINGS (LOSS)
For the first quarter of 2000, Huffy Corporation ("Huffy" or "Company") had a net loss of $0.11 per common share versus earnings of $0.18 for the same period last year. First quarter 2000 net earnings included an extraordinary loss of $0.08 per common share related to early debt extinguishment. The first quarter 1999 results of $0.18 per common share included a one-time gain of $0.23 related to the sale of True Temper Hardware Company in March 1999. The loss from continuing operations was $292 or $0.03 per common share for the quarter ended April 1, 2000 compared to a loss of $565, or $0.05 per common share for the same period last year. Current year earnings from continuing operations included a pretax charge of $1,718 ($1,065 after tax), or $0.11 per common share for charges related to the bicycle reorganization and a pretax charge of $854 ($529 after tax), or $0.05 per common share for refinancing expenses. Earnings from continuing operations were also negatively impacted by $1,532, or $0.09 per common share, due to higher interest costs associated with new financing put in place in January 2000.

NET SALES
Net sales from continuing operations for the quarter ended April 1, 2000 were $142,206, a decrease of 4.8% from sales of $149,333 for the same quarter in 1999. For the three months ended April 1, 2000, net sales in the Consumer Products segment decreased $8,547 compared to the same period in the prior year. The Consumer Products segment was negatively impacted by the overall softness of the sporting goods category and the impact it had on sales in the basketball business during the quarter. In the Services for Retail segment, net sales increased $1,306, reflecting stronger demand for both assembly and inventory counting services.

GROSS PROFIT
Gross profit for the quarter ended April 1, 2000 was $23,244, up from $21,986 in the first quarter of 1999. As a percent of net sales, gross profit for the first quarter of 2000 was 16.3% compared to 14.7% for the first quarter of 1999. Gross profit as a percent of net sales for the Consumer Products segment increased to 16.7% from 16.1% for the same period in the prior year. Cost containment throughout the Consumer Products segment coupled with the favorable impact of the domestic plant closures and reorganization offset volume driven margin declines at Huffy Sports. In the Services for Retail segment, gross margins as a percent of net sales increased by 3.4 percentage points, primarily as a result of significant improvements in field productivity at Washington Inventory Service.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses were $19,007 for the first quarter of 2000, compared to $19,047 for the same period in 1999. As a percent of net sales, selling, general and administrative expenses for the quarter ended April 1, 2000 were 13.3%, compared to 12.8% for the first quarter of 1999. The increase in selling, general and administrative expenses as a percent of sales for the quarter ended April 1, 2000 is primarily due to the drop in sales volume within the basketball business in the Consumer Products segment.

PLANT CLOSURE AND MANUFACTURING RECONFIGURATION
During the third quarter of 1999, the Company implemented the final steps in the reorganization of its bicycle operations, eliminating U.S. bicycle manufacturing. Huffy Bicycle Company closed its U.S. production facilities in Farmington, Missouri and Southaven, Mississippi in December of 1999 and offset the lost capacity in the first quarter of 2000 with increased imports from a global network of sourcing partners. Closing the plants eliminated the costs required to operate the facilities and completed Huffy Bicycle Company's transformation from a single brand manufacturer to a multi-brand design, marketing and distribution company. During the first quarter of 2000, these closure charges included severance and related benefits ($633); and facility shutdown and related costs ($1,085).

During the second quarter of 1998, the Company implemented a plan to maximize operational efficiency by eliminating excess production capacity thus closing the Celina, Ohio bicycle manufacturing facility and implementing other actions to reduce operating costs. In 1999, these charges included facility shutdown and asset write-downs $(359); new facility startup and equipment, personnel, and inventory relocation $(678); and severance and related benefits $(1,050).

SALE OF TRUE TEMPER HARDWARE
In March 1999, the Company sold the assets of its lawn and garden tool and wheelbarrow business, True Temper Hardware Company, to U.S. Industries, Inc. The purchase price was $100 million cash and was subject to certain post-closing adjustments based on closing date financial statements.

The net earnings from continuing operations exclude True Temper Hardware operating results and the gain on the sale of the Company's lawn and garden tool and wheelbarrow business. The first quarter 1999 gain on the sale of the lawn and garden tool and wheelbarrow business was $3,028, offset by a loss from discontinued operations of $312, for a net of $0.23 per common share.

LIQUIDITY AND CAPITAL RESOURCES
On January 26, 2000, the Company signed a new $170 million, 18 month, secured lending facility. Management believes that the new facility provides adequate liquidity to fund the Company's operations throughout the term of the agreement.

As of April 1, 2000, the Company had $40,000 of senior term debt and $10,704 of subordinated debt outstanding. In addition, the Company has a $100,000 secured credit facility with availability of $77,930 of which $44,413 was outstanding as of April 1, 2000. Other obligations at April 1, 2000 totaled $3,716.

ENVIRONMENTAL
As disclosed in the Company's Annual Report to Shareholders for the year ended December 31, 1999, the Company, along with others, has been designated as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency (the "EPA") with respect to claims involving the discharge of hazardous substances into the environment in the Baldwin Park Operable Unit of the San Gabriel Valley Superfund site ("Superfund"). On May 15, 1997, the Company, along with other PRPs, received special notice letters from the EPA requesting a good faith offer of remediation for the Superfund. A group of PRPs, including the Company, filed a good faith offer on September 9, 1999 for remediation of the Baldwin Park operable unit, and the offer was accepted. This acceptance committed the PRPs and the EPA to negotiate a final consent decree. At this time, the relative liabilities of the parties are uncertain as to the allocation of remediation and past costs. The Company's total accrual for estimated environmental remediation costs related to the Superfund site and other potential environmental liabilities is approximately $8,000 at April 1, 2000. Management believes the majority of expenditures relating to costs accrued could occur during 2000. In developing its estimate of environmental remediation costs, the Company considers, among other things, currently available technological solutions, alternative cleanup methods and risk-based assessments of the contamination and, as applicable, an estimation of its proportionate share of remediation costs. The Company may also make use of external consultants, and consider, when available, estimates by other PRPs and governmental agencies and information regarding the financial viability of other PRPs. The Company believes it is unlikely that it will incur substantial previously unanticipated costs as a result of failure by other PRPs to satisfy their responsibilities for remediation costs. Based upon information currently available, such future costs are not expected to have a material adverse effect on the results of operations in future periods. However, such costs could materially impact liquidity and the Company's financial condition.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company along with numerous California water companies and other potentially responsible parties for the Baldwin Park Operable Unit of the San Gabriel Valley Superfund (see the section entitled "Environmental") have been named in nine civil lawsuits which allege claims related to the contaminated groundwater in the Azusa, California area. On March 12, 1998, the Public Utilities Commission ("PUC") issued an Order Instituting Investigation ("OII"), stating that because the toxic tort lawsuits relate to water quality, public health and safety, and the operations and practices of the public utilities subject to the PUC's jurisdiction, the PUC intends to pursue its jurisdiction by investigating the operations and practices of the named defendant public utilities, their compliance with the PUC standards and policies regarding water quality, and whether those standards and policies regarding water quality continue to be adequate to protect the public health and safety. The PUC investigation and decision is expected to conclude in 2000. As a result of the PUC OII, a majority of the lawsuits were stayed pending the PUC determination. The plaintiffs appealed the decisions to stay. Following a hearing on the matter, the Court of Appeals took the matter under submission. In September 1999, the Court of Appeals issued preemptory writs of mandate and three other actions to vacate stays and to reconsider various motions, demurrers and the stays in view of the Court of Appeals findings. Petitions for review were filed before the California Supreme Court and on December 15, 1999, the Supreme Court of California granted petitions for review of such Court of Appeals decision. To date, the matters are in their initial stage. It is impossible to currently predict the outcome of the litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held April 27, 2000. At such meeting, the Shareholders of the Company elected as Directors W. Anthony Huffman, Donald K. Miller and Joseph P. Viviano, each for a three-year term expiring in 2003. Shares were voted as follows: FOR: W. Anthony Huffman (8,828,028), Donald K. Miller (8,669,447), and Joseph P. Viviano (8,668,804);
WITHHELD (including broker non-votes): W. Anthony Huffman (461,171), Donald K. Miller (619,751), and Joseph P. Viviano (620,394).

In addition, the Shareholders also ratified the appointment of KPMG LLP as the Company's independent public accountants for calendar year 2000. In accordance with such ratification, 9,074,773 shares were voted for ratification, 187,632 shares cast against, and 26,793 shares cast to abstain (including broker non-votes).

The Shareholders voted to approve an amended and restated Code of Regulations of the Corporation to (i) permit the electronic and telephone solicitation, delivery and appointment of proxies in accordance with and to the extent permitted under Ohio law, and (ii) permit the Board of Directors to establish the number of Directors at not less than four but no more than fourteen. Shares were voted as follows: For approval: 7,175,804; Against approval: 557,431;
Abstain: 37,813; and Non-Vote: 1,518,150.

The Shareholders also voted on one shareholder proposal. The Shareholders voted against the shareholder proposal which requested the Company to adopt an executive compensation policy that would freeze the pay of corporate officers during periods of downsizing in which the lesser of 5% of the Company's workforce or 200 workers lose their jobs, which pay freeze would continue for a one-year period following the completion of the layoffs. Shares were voted as follows: For the proposal: 1,181,871; Against the proposal: 6,380,004; Abstain:
209,173; Non-Vote: 1,518,150.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits - The Exhibits, as shown in the "Index of Exhibits", attached hereto as page 13, are filed as a part of this Report.

b. The Company filed two reports on Form 8-K, one dated January 31, 2000, which was filed with the Securities and Exchange Commission on February 4, 2000, and one dated April 26, 2000, which was filed with the Securities and Exchange Commission on April 27, 2000.

Please see the Company's meaningful cautionary statements regarding forward looking statements contained in the Company's report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2000 which is hereby incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HUFFY CORPORATION, registrant



              May 10, 2000                        /s/ Timothy G. Howard
-------------------------------------     --------------------------------------
Date                                      Timothy G. Howard
                                          Vice President - Corporate Controller
                                          (Principal Accounting Officer)

                                INDEX OF EXHIBITS


Exhibit
  No.                                        Item
-------           --------------------------------------------------------------
  (2)             Not applicable

  (3) Amended and Restated Code of Regulations of Huffy Corporation, dated 4/27/00.

  (4) Amendment appointing LaSalle Bank, National Association Successor Rights Agent, dated as of February 18, 2000, to Rights Agreement as amended and restated as of December 9, 1994, between Huffy Corporation and Bank One, Indianapolis, National Association.

 (10)             Not applicable

 (11)             Not applicable

 (15)             Not applicable

 (18)             Not applicable

 (19)             Not applicable

 (22)             Not applicable

 (23)             Not applicable

 (24)             Not applicable

 (27)             Financial Data Schedule

 (99)             Not applicable