Form 10-Q
period 2000-07-01
HUFFY CORP
filed 2000-08-15
CIK 225463

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For Quarter Ended                              JULY 1, 2000
                  --------------------------------------------------------------

                                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                    TO
                               ------------------------------------------------

Commission file number         1-5325
                       --------------------------------------------------------

                                HUFFY CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)

                    OHIO                                      31-0326270
-------------------------------------------                -----------------
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

                                    No Change
                                   -----------
(Former name, former address and former fiscal year, if changed since last report)

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

                                    Yes     No
                                       ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding Shares:      10,195,428          as of       August 11, 2000
                    ------------------------       ---------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).  COMPANY FOR WHICH REPORT IS FILED:
         --------------------

                                HUFFY CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar Amounts in Thousands, Except Per Share Data)

                                                                Three Months                        Six Months Ended
                                                     ----------------------------------    ---------------------------------
                                                        July 1,            July 3,            July 1,             July 3,
                                                          2000               1999               2000               1999
                                                     ---------------     --------------    ---------------   ---------------
Net sales                                           $    166,974       $    172,131       $    309,180       $    321,464
Cost of sales                                            138,505            143,577            257,467            270,924
                                                    ------------       ------------       ------------       ------------
            Gross profit                                  28,469             28,554             51,713             50,540

Selling, general and administrative expenses              16,018             18,236             35,025             37,283
Plant closure and manufacturing
     reconfiguration                                       1,610                621              3,328              2,708
                                                    ------------       ------------       ------------       ------------
            Operating income                              10,841              9,697             13,360             10,549

Other expense (income)
        Interest expense                                   3,929              1,390              7,048              3,072
        Interest income                                      (76)               (51)               (48)              (118)
        Other                                               (288)              (224)              (445)               (89)
                                                    ------------       ------------       ------------       ------------
Earnings before income taxes                               7,276              8,582              6,805              7,684
Income tax expense                                         2,765              3,291              2,586              2,958
                                                    ------------       ------------       ------------       ------------
            Earnings from continuing
               operations                                  4,511              5,291              4,219              4,726
                                                    ------------       ------------       ------------       ------------
Discontinued operations:
     Loss from discontinued operations, net of
       income tax benefit of $208                             --                 --                 --               (312)
     Gain on disposal of discontinued
        operations, net of income tax
        expense of $2,338                                     --                 --                 --              3,028
Extraordinary loss from early
     extinguishment of debt, net of income
     tax benefit of $519                                      --                 --               (848)
                                                    ------------       ------------       ------------       ------------
            Net earnings                            $      4,511       $      5,291       $      3,371       $      7,442
                                                    ============       ============       ============       ============
Earnings per common share:
  Basic:
       Weighted average number of
        common shares                                 10,171,570         10,495,552         10,168,012         11,127,747
                                                    ============       ============       ============       ============
       Earnings from continuing operations          $       0.44       $       0.50       $       0.41       $       0.42
       Earnings from discontinued operations                  --                 --                 --               0.24
       Extraordinary loss from early
        extinguishment of debt                                --                 --              (0.08)                --
                                                    ------------       ------------       ------------       ------------
            Net earnings per common share           $       0.44       $       0.50       $       0.33       $       0.66
                                                    ============       ============       ============       ============
  Diluted:
       Weighted average number of
        common shares                                 10,265,031         10,656,838         10,253,238         11,289,033
                                                    ============       ============       ============       ============

       Earnings from continuing operations          $       0.44       $       0.50       $       0.41       $       0.42
       Earnings from discontinued operations                  --                 --                 --               0.24
       Extraordinary loss from early
        extinguishment of debt                                --                 --              (0.08)                --
                                                    ------------       ------------       ------------       ------------
           Net earnings per common share            $       0.44       $       0.50       $       0.33       $       0.66
                                                    ============       ============       ============       ============

                                HUFFY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                          (Dollar Amounts In Thousands)


                                                           July 1,      December 31,
                                                            2000            1999
                                                          ---------       ---------
ASSETS
------
Current assets:
    Cash and cash equivalents                             $   2,227       $  20,190
    Accounts and notes receivable, net                       95,402          65,862
    Inventories                                              30,498          23,354
    Prepaid expenses and federal income taxes                34,423          34,426
                                                          ---------       ---------
           Total current assets                             162,550         143,832
                                                          ---------       ---------
Property, plant and equipment, at cost                       78,628          97,855
    Less:  accumulated depreciation and amortization         49,320          67,460
                                                          ---------       ---------
           Net property, plant and equipment                 29,308          30,395
Excess of cost over net assets acquired, net                 30,391          31,347
Deferred federal income taxes                                13,443          13,443
Other Assets                                                  6,640           4,764
                                                          ---------       ---------
                                                          $ 242,332       $ 223,781
                                                          =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
Current liabilities:
    Notes payable                                         $  40,826       $  21,902
    Current installments of long-term obligations            50,964           9,141
    Accounts payable                                         40,100          34,397
    Accrued expenses and other current liabilities           47,071          46,260
                                                          ---------       ---------
           Total current liabilities                        178,961         111,700
                                                          ---------       ---------

Long-term obligations, less current installments                669          52,028
Other long-term liabilities                                  21,626          22,571
                                                          ---------       ---------
           Total liabilities                                201,256         186,299
                                                          ---------       ---------
Shareholders' equity:
    Common stock                                             16,672          16,667
    Additional paid-in capital                               66,306          66,242
    Retained earnings                                        52,096          48,571
    Accumulative comprehensive income                        (2,854)         (2,854)
                                                          ---------       ---------
    Less:  cost of treasury shares                           91,144          91,144
           Total shareholders' equity                        41,076          37,482
                                                          ---------       ---------
                                                          $ 242,332       $ 223,781
                                                          =========       =========

                                HUFFY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)


                                                                                            Six Months Ended
                                                                             -----------------------------------------------
                                                                                   July 1,                    July 3,
                                                                                     2000                      1999
                                                                             ----------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings from continuing operations                                            $      4,219              $      4,726

Adjustments to reconcile net earnings to net cash used in operating activities:
    Depreciation and amortization                                                         4,765                     6,862
    (Gain) Loss on sale of property, plant and equipment                                   (518)                      601
    Extraordinary charge for early extinguishment of debt                                  (848)                       --
    Deferred federal income tax expense                                                      --                    (2,499)
    Changes in assets and liabilities:
        Accounts and notes receivable, net                                              (29,540)                  (25,500)
        Inventories                                                                      (7,144)                  (21,785)
        Prepaid expenses and federal income taxes                                             3                    (3,380)
        Other assets                                                                     (1,876)                      (23)
        Accounts payable                                                                  5,703                    36,350
        Accrued expenses and other current liabilities                                   (2,977)                    5,113
        Other long-term liabilities                                                       2,430                    (1,864)
        Other                                                                               154                        --
                                                                                   ------------              ------------
             Net cash used in continuing operating activities                           (25,629)                   (1,399)
Discontinued operations:
    Gain on disposal of discontinued operations                                                                     3,028
    Loss from discontinued operations                                                                                (312)
    Items not affecting cash, net                                                                                      --
    Cash provided by discontinued operations                                                                       70,338
                                                                                   ------------              ------------
             Net cash provided by discontinued operating activities                          --                    73,054
             Net cash provided by (used in) operating activities                        (25,629)                   71,655
===========================================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                 (2,667)                   (5,946)
    Proceeds from sale of property, plant and equipment                                   1,732                     6,267
                                                                                   ------------              ------------
             Net cash provided by (used in) investing activities                           (935)                      321
===========================================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in short-term borrowings                                     18,924                   (43,790)
    Reduction of long-term debt                                                          (9,536)                  (12,051)
    Issuance of long-term debt                                                               --                        --
    Issuance of common shares                                                                69                       265
    Purchase of treasury shares                                                              --                   (19,962)
    Dividends paid                                                                         (856)                   (1,995)
                                                                                   ------------              ------------
             Net cash provided by (used in) financing activities                          8,601                   (77,533)
===========================================================================================================================
Net change in cash and cash equivalents                                                 (17,963)                   (5,557)
Cash and cash equivalents:
        Beginning of the year                                                            20,190                    17,834
                                                                                   ------------              ------------
        End of the six month period                                                     $ 2,227                  $ 12,277
===========================================================================================================================

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar Amounts in Thousands)



Note 1: Footnote disclosure, which would substantially duplicate the disclosure contained in the Annual Report to Shareholders for the year ended December 31, 1999, has not been included. The unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Huffy Corporation as of July 1, 2000. All such adjustments are of a normal recurring nature.

Note 2: Inventories of Huffy Bicycle Company and Huffy Sports Company are at cost (not in excess of market) determined by the FIFO method. The components of inventories are as follows:

                                                                                        December 31,
                                                               July 1, 2000                 1999
                                                              ---------------          ---------------
                  Finished Goods                                     $27,160                  $17,345
                  Work-in-Progress                                       106                      106
                  Raw Materials & Supplies                             3,232                    5,903
                                                              ---------------          ---------------
                                                                     $30,498                  $23,354
                                                              ===============          ===============

Note 3: During the fourth quarter of 1999, the Company closed its remaining domestic bicycle manufacturing facilities in Farmington, Missouri and Southaven, Mississippi and reorganized its bicycle operations. During the first quarter of 2000, the Company increased imports from a global network of sourcing partners to offset this loss of production capacity. Closing the plants eliminated the costs required to operate the facilities and completed Huffy Bicycle Company's transformation from a single brand manufacturer and marketer of bicycles, to a multi-brand design, marketing and distribution company. During the second quarter of 2000, reorganization charges included severance and related benefits ($239); and facility shutdown and related costs ($1,371). During the first half of 2000, reorganization charges included severance and related benefits ($872); and facility shutdown and related costs ($2,456). It is anticipated that the Company will continue to incur costs associated with this transformation through 2000.

         During the second quarter of 1998, the Company took action to maximize operational efficiency by eliminating excess production capacity and annual operating costs by closing its manufacturing facility in Celina, Ohio. Throughout 1999, the Company incurred charges in support of this action. During the first half of 1999 the Company incurred the following costs: facility shutdowns and asset write-downs ($95); new facility startup and equipment, personnel, and inventory relocation ($1,351); and severance and related benefits ($1,262).

Note 4. The Company has classified its operations into the following business segments:

                 Consumer Products - bicycles, backboards and related products.
                 Service for Retail - in-store assembly, repair, and display services and inventory counting services.

                                                                     Earnings (loss)
                                                                      Before Income
                                                    Sales                Taxes
                                                  ---------            ---------
SIX MONTHS ENDED
JULY 1, 2000
       Consumer Products                          $ 173,965            $   4,810
       Service for Retail                           135,663               11,318
       Eliminations                                    (448)
       Interest, net                                                      (7,000)
       General Corporate                                                  (2,323)
                                                  ---------            ---------
                                                  $ 309,180            $   6,805
                                                  =========            =========

SIX MONTHS ENDED
JULY 3, 1999
       Consumer Products                          $ 196,524            $   3,245
       Service for Retail                           125,314                8,615
       Eliminations                                    (374)
       Interest, net                                                      (2,954)
       General Corporate                                                  (1,222)
                                                  ---------            ---------
                                                  $ 321,464            $   7,684
                                                  =========            =========

Note 5: The components of comprehensive income are immaterial and are therefore not disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     THREE AND SIX MONTHS ENDED JULY 1, 2000
                                 COMPARED TO THE
                     THREE AND SIX MONTHS ENDED JULY 3, 1999
              (Dollar Amounts in Thousands, Except Per Share Data)

NET EARNINGS
For the second quarter of 2000, Huffy Corporation ("Huffy" or "Company") had net earnings of $4,511, or $.44 per common share versus earnings of $5,291 or $0.50 for the same period last year. Earnings for the second quarter of 2000 include a pretax charge of $1,610, or approximately $0.10 per common share for the reconfiguration of the bicycle business, while the same period in 1999 includes a reconfiguration charge of $621, or $0.04 per common share.

For the six months ended July 1, 2000 net earnings were $3,371 or $.33 per common share compared to $7,442 or $.66 per common share for the same period in 1999. First half net earnings for the current year include a pretax charge of $3,328 ($2,063 after tax), or $0.20 per common share, for charges related to the bicycle reorganization, and a pretax charge of $541 ($335 after tax), or $0.03 per common share for charges related to the Company's refinancing. Net earnings for the first six months of 2000 were also negatively impacted by $4,046 ($2,509 after tax), or $.24 per common share, due to higher interest costs associated with new financing put in place in January 2000; and extraordinary charges associated with the early extinguishment of debt of $0.08 per common share. In 1999, earnings for the six months ended June 30, 2000 included $0.24 of earnings per share from discontinued operations, reflecting the sale of the True Temper Hardware business.

NET SALES
Consolidated net sales for the quarter ended July 1, 2000 were $166,974, a decrease of 3.0% over sales of $172,131 for the same quarter in 1999. For the three months ended July 1, 2000, net sales in the Consumer Products segment decreased $14,012 compared to the same period in the prior year. This sales decrease was primarily the result of Huffy Bicycle Company's plan to reduce the portion of its business done in low margin and opening price point units, and by softness in the basketball backboard business. In the Services for Retail segment, net sales increased $9,043, or 13.5%, reflecting strong demand for assembly, merchandising, and inventory counting services. The merchandising portion of the Services for Retail segment reported record sales during the second quarter.

Consolidated net sales for the six months ended July 1, 2000 were $309,180, a decrease of 3.8% from sales of $321,464 for the same period in 1999. For the six months ended July 1, 2000, net sales in the Consumer Products segment decreased $22,559 compared to the same period in the prior year. On a year-to-date basis, this sales decrease was primarily the result of overall softness in the sporting goods industry negatively impacting Huffy Sports Company's basketball backboard business. A secondary factor in this decrease was Huffy Bicycle Company's decision to reduce the portion of its business done in low margin SKU's. In the Services for Retail segment, net sales increased $10,349, reflecting stronger demand for merchandising, assembly and inventory counting services. Sales growth at Washington Inventory Services was fueled in part by a new service agreement with RJR Reynolds, which expands the WIS product offering beyond traditional inventory counting, and by record first half sales in the merchandising portion of the Services for Retail segment.

GROSS PROFIT
Gross profit for the quarter ended July 1, 2000 was $28,469, virtually the same as the $28,554 in the second quarter of 1999. As a percent of net sales, gross profit for the second quarter of 2000 was 17.0% compared to 16.6% for the second quarter of 1999. Gross profit as a percent of net sales for the Consumer Products segment increased to 13.2% from 12.9% for the same period in the prior year. Cost containment throughout the Consumer Products segment and improved product mix at Huffy Bicycle Company, coupled with the favorable impact of the bicycle business reorganization, were sufficient to offset volume driven margin declines at Huffy Sports Company. In the Services for Retail segment, gross margins as a percent of net sales were up slightly with significant improvements in field productivity at Washington Inventory Service, offset by increased costs and field inefficiency in the assembly services business.

Gross profit for the six months ended July 1, 2000 was $51,713, up from $50,540 for the same period in 1999. As a percent of net sales, 2000 year to date gross profit was 16.7% compared to 15.7% for the same period last year. Gross profit as a percent of net sales for the Consumer Products segment increased to 14.9% from 14.4% for the same period in the prior year. This improvement is directly related to the favorable impact of the bicycle business reorganization and the elimination of domestic manufacturing. This favorable impact was partially offset by volume driven margin declines at Huffy Sports. In the Services for Retail segment, gross margins as a percent of net sales increased by 1.7 percentage points, primarily as a result of significant improvements in field productivity at Washington Inventory Service. At Huffy Service First, field efficiency was unfavorably impacted by higher costs for travel and training, offsetting against the improved margins generated at Washington Inventory Service.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses were $16,018 for the second quarter of 2000, compared to $18,236 for the same period in 1999. As a percent of net sales, selling, general and administrative expenses (SG&A) for the quarter ended July 1, 2000 were 1.0 percentage point lower than the same period in the prior year, 9.6% versus 10.6%, respectively. This improvement is the result of the Huffy Bicycle Company reorganization, as well as strong cost containment at all Huffy Companies. This improvement was also favorably impacted by a change during the quarter to the Company's post retirement medical plan, which favorably impacted SG&A expenses at all Huffy Companies.

Year to date selling, general and administrative expenses were down from $37,283 in 1999 to $35,025 in 2000. As a percent of net sales, selling, general and administrative expenses for the six months ended July 1, 2000 were 11.3% versus 11.6% for the same period in 1999. The reasons for this improvement are essentially the same as those described for the second quarter.

PLANT CLOSURE AND MANUFACTURING RECONFIGURATION
During the third quarter of 1999, the Company implemented the final step in its reorganization of the bicycle operations, eliminating U.S. bicycle manufacturing. Huffy Bicycle Company closed its U.S. production facilities in Farmington, Missouri and Southaven, Mississippi in December of 1999 and offset the lost capacity in the first quarter of 2000 with increased imports from a global network of sourcing partners. Closing the plants eliminated the costs required to operate the facilities and completed Huffy Bicycle Company's transformation from a single brand manufacturer to a multi-brand design, marketing and distribution company. During the second quarter of 2000, these closure charges included severance and related benefits ($239); and facility shutdown and related costs ($1,371). For the six months ended July 1, 2000, these charges included severance and related benefits ($872); and facility shutdown and related costs ($2,456).

During the second quarter of 1998, the Company implemented a plan to maximize operational efficiency by eliminating excess production capacity thus closing the Celina, Ohio bicycle manufacturing facility and implementing other actions to reduce operating costs. During the first six months of 1999, charges for this reorganization included facility shutdown and asset write-downs $(95); new facility startup and equipment, personnel, and inventory relocation $(1,351); and severance and related benefits $(1,262).

SALE OF TRUE TEMPER HARDWARE
In March 1999, the Company sold the assets of its lawn and garden tool and wheelbarrow business, True Temper Hardware Company, to U.S. Industries, Inc. The purchase price was $100 million cash and was subject to certain post-closing adjustments based on closing date financial statements.

The net earnings from continuing operations exclude True Temper Hardware operating results and the gain on the sale of the Company's lawn and garden tool and wheelbarrow business. The first quarter 1999 gain on the sale of the lawn and garden tool and wheelbarrow business was $3,028, offset by a loss from discontinued operations of $312, for a net of $0.24 per common share.

LIQUIDITY AND CAPITAL RESOURCES
On January 26, 2000, the Company signed a new $170 million, 18 month, secured lending facility. Management believes that the new facility provides adequate liquidity to fund the Company's operations throughout the term of the agreement.

As of July 1, 2000, the Company had $ 38,210 of senior term debt and $9,704 of subordinated debt outstanding. In addition, the Company has a $100,000 secured credit facility with availability of $85,173 of which $40,826 was outstanding as of July 1, 2000. Other obligations at July 1, 2000 totaled $3,719.

ENVIRONMENTAL
The Company, along with others, has been designated as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency (the "EPA") with respect to claims involving the discharge of hazardous substances into the environment in the Baldwin Park Operable Unit of the San Gabriel Valley Superfund site ("Superfund"). On May 15, 1997, the Company, along with other PRPs, received special notice letters from the EPA requesting a good faith of remediation for the Superfund. A group of PRPs, including the Company, filed a good faith offer on September 9, 1999 for remediation of the Baldwin Park Operable Unit, and the offer was accepted. This acceptance committed the PRPs and the EPA to negotiate a final consent decree. On June 30, 2000, the EPA issued a Unilateral Administrative Order ("Order") pursuant to Section 106 of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and Section 1003 of the Solid Waste Disposal Act, as amended, to all PRPs for the Superfund directing such PRPs, jointly and severally, to complete the remedial design and make arrangements for the construction and operation of the Superfund remediation systems and facilities. The Company has responded to the EPA that it will comply with the lawful provisions of the Order, while denying liability and reserving all rights and defenses related to the Superfund, and is cooperating with other PRPs in responding to the Order's requirements. At this time, the relative liabilities of the parties are uncertain as to the allocation of remediation costs for the Superfund site and other potential environmental liabilities related thereto. The Company estimates its environmental remediation costs at approximately $8,000 at July 1, 2000. In developing its estimate of environmental remediation costs, the Company considers, among other things, currently available technological solutions, alternative cleanup methods and risk-based assessments of the contamination and, as applicable, an estimation of its proportionate share of remediation costs. The Company may also make use of external consultants, and consider, when available, estimates by other PRPs and governmental agencies and information regarding the financial viability of other PRPs. The Company believes it is unlikely that it will incur substantial previously unanticipated costs as a result of failure by other PRPs to satisfy their responsibilities for remediation costs. Based upon information currently available, such future costs are not expected to have a material adverse effect on the results of operations in future periods. However, such costs could materially impact liquidity and the Company's financial condition.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

The Company along with numerous California water companies and numerous other defendants have been served in 10 civil lawsuits which allege claims related to the contaminated groundwater in the Azusa, California area. On March 12, 1998, the Public Utilities Commission ("PUC") issued an Order Instituting Investigation ("OII"), stating that because the toxic tort lawsuits relate to water quality, public health and safety, and the operations and practices of the public utilities subject to the PUC's jurisdiction, the PUC intends to pursue its jurisdiction by investigating the operations and practices of the named defendant public utilities, their compliance with the PUC standards and policies regarding water quality, and whether those standards and policies regarding water quality continue to be adequate to protect the public health and safety. The PUC investigation and decision is expected to conclude in 2000. As a result of the PUC OII, a majority of the lawsuits were stayed pending the PUC determination, and in one case the regulated water companies were dismissed based upon the Court's finding that the PUC had assumed jurisdiction. The decisions in these cases resulted in an appeal and numerous writs being taken. In September 1999, the Court of Appeal found that a lower court that had dismissed the regulated water companies from the action and issued a stay had ruled correctly. The Court of Appeal issued peremptory writs of mandate in other actions to reconsider the various motions, demurrers and stays in view of the Court of Appeal findings. Petitions for review were filed before the California Supreme Court and were granted on December 15, 1999. To date, the matters are in their initial stage. It is impossible to currently predict the outcome of the litigation.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits - The Exhibits, as shown in the "Index of Exhibits", attached hereto as page 12, are filed as a part of this Report.

b. The Company filed one report on Form 8-K in the second quarter, which reported the presentations at the annual shareholders meeting. The report was dated April 26, 2000 and was filed with the Securities and Exchange Commission on April 27, 2000.

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


                                        HUFFY CORPORATION, Registrant



AUGUST 15, 2000                          /s/ TIMOTHY G. HOWARD
-------------------------------------   -------------------------------
Date                                    Timothy G. Howard
                                        Vice President - Corporate Controller
                                        (Principal Accounting Officer)

                                INDEX OF EXHIBITS


Exhibit
  No.                                           Item
---------         -----------------------------------------------------------
[S]                [C]

  (2)             Not applicable

  (3)             Not applicable

  (4)             Not applicable

(10)(a) Form of Severance Pay Agreements, as revised and restated, between Huffy Corporation and certain of its Officers.

(10)(b)           1998 Subscription Agreement between Huffy Corporation and Don
                  R. Graber.

(10)(c)           1999 Subscription Agreement between Huffy Corporation and Don
                  R. Graber.

(10)(d) Ninth Amendment to Huffy Corporation Supplemental/Excess Benefit Plan, effective as of March 1, 2000.

(10)(e) Tenth Amendment to Huffy Corporation Supplemental/Excess Benefit Plan, effective as of May 25, 2000.

(11)              Not applicable

(15)              Not applicable

(18)              Not applicable

(19)              Not applicable

(22)              Not applicable

(23)              Not applicable

(24)              Not applicable

(27)              Financial Data Schedule

(99) Schedule of certain documents substantially identical to filed documents with parties thereto.