Form 10-Q
period 2000-09-30
HUFFY CORP
filed 2000-11-14
CIK 225463

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended              SEPTEMBER 30, 2000
                  -----------------------------------------------
                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                TO
                               ------------------------------------------

Commission file number        1-5325
                       -------------------

                                Huffy Corporation
                             ----------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                               31-0326270
--------------------------------                         ---------------------
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

                                   Yes     No
                                      ---    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding Shares:     10,208,655          as of    November 10, 2000
                    -------------------------    --------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS  COMPANY FOR WHICH REPORT IS FILED:
         --------------------

                                HUFFY CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (unaudited)


                                                                Three Months                       Nine Months Ended
                                                        ---------------------------------    -----------------------------------
                                                           September         October 2,       September 30,         October 2,
                                                           30, 2000             1999               2000                1999
                                                        --------------     --------------    ---------------    ----------------
Net sales                                                $    123,875       $     76,350       $    345,972       $    315,528
Cost of sales                                                 102,034             77,868            292,305            281,275
                                                         ------------       ------------       ------------       ------------
            Gross profit (loss)                                21,841             (1,518)            53,667             34,253
Selling, general and administrative expenses                   12,536             14,122             37,032             42,251
Plant closure and manufacturing
     reconfiguration                                           (1,817)            30,739              1,511             33,447
                                                         ------------       ------------       ------------       ------------
            Operating income (loss)                            11,122            (46,379)            15,124            (41,445)

Other expense (income)
        Interest expense                                        2,885                348              7,440              1,712
        Interest income                                          (171)              (219)              (219)              (337)
        Other                                                   1,364               (111)             1,228                135
                                                         ------------       ------------       ------------       ------------
Earnings (loss) before income taxes                             7,044            (46,397)             6,675            (42,955)
Income tax expense (benefit)                                    2,175            (16,491)             2,291            (15,004)
                                                         ------------       ------------       ------------       ------------
        Earnings (loss) from continuing operations              4,869            (29,906)             4,384            (27,951)
                                                         ------------       ------------       ------------       ------------

Discontinued operations:
     Earnings from discontinued operations, net of
       income tax expense of $71, $588, $2,541, and
       $1,598                                                     160              1,059              4,864              3,518
     Gain on disposal of discontinued
        operations, net of income tax
        expense of $1,740 and $4,078                               --              3,232                 --              6,260
Extraordinary gain (loss) from early
     extinguishment of debt, net of income
     tax expense (benefit) of $130 and (389)                      213                 --               (635)
                                                         ------------       ------------       ------------       ------------
            Net earnings (loss)                          $      5,242       $    (25,615)      $      8,613       $    (18,173)
                                                         ============       ============       ============       ============
Earnings per common share:
  Basic:
       Weighted average number of
        common shares                                      10,199,664         10,157,036         10,178,679         10,803,081
                                                         ============       ============       ============       ============
       Earnings (loss) from
        continuing operations                            $       0.48       $      (2.94)      $       0.43       $      (2.59)
        Earnings from discontinued operations                    0.02               0.42               0.48               0.91
        Extraordinary gain (loss) from early
        extinguishment of debt                                   0.02                 --              (0.06)                --
                                                         ------------       ------------       ------------       ------------
        Net earnings (loss) per common share             $       0.52       $      (2.52)      $       0.85       $      (1.68)
                                                         ============       ============       ============       ============
  Diluted:
       Weighted average number of
        common shares                                      10,385,678         10,157,036         10,303,365         10,803,081
                                                         ============       ============       ============       ============


       Earnings (loss) from continuing operations        $       0.47       $      (2.94)      $       0.43       $      (2.59)
       Earnings from discontinued operations                     0.01               0.42               0.47               0.91
       Extraordinary gain from early
        extinguishment of debt                                   0.02                 --              (0.06)                --
                                                         ------------       ------------       ------------       ------------
        Net earnings (loss) per common share             $       0.50       $      (2.52)      $       0.84       $      (1.68)
                                                         ============       ============       ============       ============

                                HUFFY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts In Thousands)


                                                         September 30,
                                                             2000        December 31,
                                                          (Unaudited)       1999
                                                         -------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                             $   4,322       $  20,190
    Accounts and notes receivable, net                       73,582          56,797
    Inventories                                              37,909          23,354
    Prepaid expenses and federal income taxes                35,381          32,262
    Net assets of discontinued operations                    43,182          35,584
                                                          ---------       ---------
           Total current assets                             194,376         168,187
                                                          ---------       ---------

Property, plant and equipment, at cost                       42,662          65,822
    Less:  Accumulated depreciation and amortization         28,082          46,794
                                                          ---------       ---------

           Net property, plant and equipment                 14,580          19,028
Excess of cost over net assets acquired, net                  8,945           9,490
Deferred federal income taxes                                 9,398          13,443
Other assets                                                  5,292           4,135
                                                          ---------       ---------
                                                          $ 232,591       $ 214,283
                                                          =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable                                         $  39,461       $  21,902
    Current installments of long-term obligations            43,205           9,119
    Accounts payable                                         43,875          30,229
    Accrued expenses and other current liabilities           40,497          41,634
                                                          ---------       ---------
           Total current liabilities                        167,038         102,884
                                                          ---------       ---------
Long-term obligations, less current installments                 --          51,348
Other long-term liabilities                                  18,449          22,569
                                                          ---------       ---------
           Total liabilities                                185,487         176,801
                                                          ---------       ---------
Shareholders' equity:
    Common stock                                             16,684          16,667
    Additional paid-in capital                               66,593          66,242
    Retained earnings                                        51,630          42,863
    Accumulative comprehensive income                        (2,854)         (2,854)
    Less:  cost of treasury shares                           90,657          91,144
                                                          ---------       ---------

           Total shareholders' equity                        47,104          37,482
                                                          ---------       ---------

                                                          $ 232,591       $ 214,283
                                                          =========       =========

                                HUFFY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)
                                   (Unaudited)


                                                                                          Nine Months Ended
                                                                                ----------------------------------------
                                                                                September 30, 2000    October 2, 1999
                                                                                -------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) from continuing operations                                       $  4,384         $(27,951)

Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
    Depreciation and amortization                                                       4,178            7,399
    (Gain) Loss on sale of property, plant and equipment                               (3,050)           1,208
    Write down of certain property, plant and equipment                                    --           23,675
    Extraordinary charge for early extinguishment of debt                                (635)              --
    Deferred federal income tax expense (benefit)                                       4,045           (2,500)
    Changes in assets and liabilities:
        Accounts and notes receivable, net                                            (16,785)           7,004
        Inventories                                                                   (14,555)          (9,658)
        Prepaid expenses and federal income taxes                                      (3,119)          (5,244)
        Other assets                                                                   (1,157)              56
        Accounts payable                                                               13,646            6,249
        Accrued expenses and other current liabilities                                   (281)           1,206
        Other long-term liabilities                                                    (4,120)          (1,993)
        Other                                                                             154               --
                                                                                     --------         --------

             Net cash used in continuing operating activities                         (17,295)            (549)

Discontinued operations:
    Gain on disposal of discontinued operations                                            --            6,260
    Earnings from discontinued operations                                               4,864            3,518
    Items not affecting cash, net                                                       3,266            3,092
    Cash provided by (used in) discontinued operations                                (10,864)          64,324
                                                                                     --------         --------
             Net cash provided by (used in) discontinued operating activities          (2,734)          77,194
             Net cash provided by (used in) operating activities                      (20,029)          76,645
==============================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                               (1,889)          (6,276)
    Acquisition of businesses                                                              --           (1,248)
    Proceeds from sale of property, plant and equipment                                 5,754            6,258
                                                                                     --------         --------
             Net cash provided by (used in) investing activities                        3,865           (1,266)

==============================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:

    Net increase (decrease) in short-term borrowings                                   17,559          (37,240)
    Reduction of long-term debt                                                       (17,262)         (12,102)
    Issuance of common shares                                                             368              543
    Issuance (purchase) of treasury shares                                                487          (23,078)
    Dividends paid                                                                       (856)          (2,993)
                                                                                     --------         --------
             Net cash provided by (used in) financing activities                          296          (74,870)
==============================================================================================================
Net change in cash and cash equivalents                                               (15,868)             509
Cash and cash equivalents:
        Beginning of the year                                                          20,190           17,834
                                                                                     --------         --------
        End of the nine month period                                                 $  4,322         $ 18,343
==============================================================================================================

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar Amounts in Thousands)



Note 1: Footnote disclosure, which would substantially duplicate the disclosure contained in the Annual Report to Shareholders for the year ended December 31, 1999, has not been included. The unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Huffy Corporation as of September 30, 2000. All such adjustments are of a normal recurring nature.

Note 2: On November 3, 2000, the Company disposed of its Washington Inventory Service subsidiary with WIS Acquisition Corp., a subsidiary of WIS Holdings Corp., pursuant to a previously announced Agreement and Plan of Reorganization dated September 20, 2000, for $84,750 cash and is subject to certain post-closing adjustments. The results for Washington Inventory Service have been classified as discontinued operations in the Consolidated Statement of Earnings. The assets and liabilities of discontinued operations have been classified in the Consolidated Balance Sheet as "Net assets of discontinued operations."

         Summarized balance sheet data for the discontinued operations is as follows:

                                               September  30, 2000  December 31, 1999
                                               -------------------  -----------------

Current Assets                                         $19,477           $11,229
Property, plant and equipment, net                      10,255            11,367
Other assets                                            21,517            22,486
                                                       -------           -------
     Total Assets                                       51,249            45,082

Current Liabilities                                      7,401             8,816
Long Term Liabilities                                      666               682
                                                       -------           -------
     Net Assets                                        $43,182           $35,584
                                                       =======           =======

           Proceeds from the sale, net of expenses, were used to repay $81,600 of senior notes, senior subordinated notes and revolving credit facility on November 3, 2000.

Note 3: Inventories of Huffy Bicycle Company and Huffy Sports Company are at cost (not in excess of market) determined by the FIFO method. The components of inventories are as follows:


                                               September 30,             December 31,
                                                    2000                     1999
                                               ---------------          ---------------
                  Finished Goods                      $33,182                  $17,345
                  Work-in-Progress                        106                      106
                  Raw Materials & Supplies              4,621                    5,903
                                               ---------------          ---------------
                                                      $37,909                  $23,354
                                               ===============          ===============

Note 4: During the fourth quarter of 1999, the Company closed its remaining domestic bicycle manufacturing facilities in Farmington, Missouri and Southaven, Mississippi and reorganized its bicycle operations. During the first quarter of 2000, the Company increased imports from a global network of sourcing partners to offset this loss of production capacity. Closing the plants eliminated the costs required to operate the facilities and completed Huffy Bicycle Company's transformation from a single brand manufacturer and marketer of bicycles, to a multi-brand design, marketing and distribution company. During the third quarter of 2000, reorganization charges included severance and related benefits ($195); and facility shutdown costs and related gains $2,012. During the first nine months of 2000, reorganization charges included severance and related benefits ($1,067); and facility shutdown and related costs ($444). Facility shutdown costs in the third quarter include a gain on the sale of the Farmington, Missouri plant of $3,050. For the first nine months of 1999, these charges included severance and related benefits ($3,362); and facility shutdown and asset write-downs ($26,584). It is anticipated that the Company will continue to incur costs associated with this transformation through 2000.

         During the second quarter of 1998, the Company took action to maximize operational efficiency by eliminating excess production capacity and annual operating costs by closing its manufacturing facility in Celina, Ohio. Throughout 1999, the Company incurred charges in support of this action. During the first nine months of 1999 the Company incurred the following costs: facility shutdowns and asset write-downs ($221); new facility startup and equipment, personnel, and inventory relocation ($1,357); and severance and related benefits ($1,923).

Note 5. The Company classifies its operations into a single integrated business segment.

Note 6: Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," is required to be implemented in the first quarter of the Company's fiscal year 2001. The Company does not expect the implementation of this pronouncement to have a material effect on its consolidated financial condition or results of operations.

Note 7: The components of comprehensive income are immaterial and are therefore not disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 COMPARED TO THE
                   THREE AND NINE MONTHS ENDED OCTOBER 2, 1999
              (Dollar Amounts in Thousands, Except Per Share Data)

NET EARNINGS
For the third quarter of 2000, Huffy Corporation ("Huffy" or "Company") had net earnings from continuing operations of $4,869, or $.47 per common share versus a loss of $29,906 or $2.94 for the same period last year. Earnings for the third quarter of 2000 include pretax income of $1,817, or approximately $0.11 per common share for the reconfiguration of the bicycle business, while the same period in 1999 includes a reconfiguration charge of $30,739, or $1.95 per common share. The net earnings from discontinued operations for the Company's inventory counting business, Washington Inventory Service, were $160 of $0.01 per common share while the extraordinary gain on early termination of debt added $213 or $0.02 per common share.

For the nine months ended September 30, 2000 net earnings from continuing operations were $4,384 or $.43 per common share compared to a loss of $27,951 or $2.59 per common share for the same period in 1999. The current year to date net earnings from continuing operations include a pretax charge of $1,511 ($992 after tax), or $0.10 per common share, for charges related to the bicycle reorganization, and a pretax charge of $688 ($452 after tax), or $0.04 per common share for charges related to the Company's refinancing. Net earnings from discontinued operations for the Company's inventory counting business were $4,864, or $0.47 per common share for the first nine months of 2000. Net earnings for the first nine months of 2000 were also negatively impacted by $5,846 ($3,841 after tax), or $.37 per common share, due to higher net interest expense associated with new financing put in place in January 2000, and additional extraordinary charges associated with the early extinguishment of debt equaling $0.06 per common share. In 1999, earnings for the nine months ended October 2 included $0.55 of earnings per share from discontinued operations, reflecting the sale of the True Temper hardware business and $0.36 of earnings per share from the discontinued operations of Washington Inventory Service.

NET SALES
Consolidated net sales for the quarter ended September 30, 2000 were $123,875, an increase of 62.2% over sales of $76,350 for the same quarter in 1999. Sales growth was driven primarily by strong demand for the Company's X-Games(R) bicycles and Huffy Micro(R) scooters. In addition, Huffy Sports sales were significantly better than last year.

Consolidated net sales for the nine months ended September 30, 2000 were $345,972, an increase of 9.6% from sales of $315,528 for the same period in 1999. On a year to date basis, strong demand for X-Games(R) bicycles, Huffy Micro(R) scooters and merchandising services were offset by an overall softness in the sporting goods industry that negatively impacted Huffy Sports Company's basketball backboard business.

GROSS PROFIT
Gross profit for the quarter ended September 30, 2000 was $21,841, compared to a loss of $1,518 in the third quarter of 1999. As a percent of net sales, gross profit for the third quarter of 2000 was 17.6%, an increase of 19.6 percentage points over the third quarter of 1999. Cost containment throughout all Huffy companies and improved product mix at Huffy Bicycle Company, coupled with the favorable impact of the bicycle business reorganization, were sufficient to offset volume driven margin declines at Huffy Sports Company and increased costs and field inefficiency in the assembly services business.

Gross profit for the nine months ended September 30, 2000 was $53,667, up 56.7% from $34,253 for the same period in 1999. As a percent of net sales, 2000 year to date gross profit was 15.5% compared to 10.9% for the same period last year. The gross profit improvement is directly related to the favorable impact of the bicycle business reorganization and the elimination of domestic manufacturing as well as new products such as the Huffy Micro(R) scooter and X-Games(R) bicycles. This favorable impact was partially offset by volume driven margin declines at Huffy Sports and higher costs of travel and training at Huffy Service First.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses were $12,536 for the third quarter of 2000, compared to $14,122 for the same period in 1999. As a percent of net sales, selling, general and administrative expenses (SG&A) for the quarter ended September 30, 2000 were 8.4 percentage points lower than the same period in the prior year, 10.1% versus 18.5%, respectively. This improvement is the result of the Huffy Bicycle Company reorganization, as well as strong cost containment at all Huffy Companies.

Year to date selling, general and administrative expenses were down from $42,251 in 1999 to $37,032 in 2000. As a percent of net sales, selling, general and administrative expenses for the nine months ended September 30, 2000 were 10.7% versus 13.4% for the same period in 1999. The reasons for this improvement are essentially the same as those described for the third quarter.

PLANT CLOSURE AND MANUFACTURING RECONFIGURATION
During the third quarter of 2000, reorganization charges included severance and related benefits costs of ($195); and facility shutdown and related income of $2,012. During the first nine months of 2000, reorganization charges included severance and related benefits costs of ($1,067); and facility shutdown and related costs of ($444). Facility shutdown costs in the third quarter include a gain on the sale of the Farmington, Missouri plant of $3,050. In 1999, these charges included severance and related benefits costs of ($3,362); and facility shutdown and asset write-downs of ($26,584). It is anticipated that the Company will continue to incur costs associated with this transformation through 2000.

During the second quarter of 1998, the Company took action to maximize operational efficiency by eliminating excess production capacity and annual operating costs by closing its manufacturing facility in Celina, Ohio. Throughout 1999, the Company incurred charges in support of this action. During the first nine months of 1999 the Company incurred the following costs: facility shutdowns and asset write-downs of ($221); new facility startup and equipment, personnel, and inventory relocation cost of ($1,357); and severance and related benefits of ($1,923).

SALE OF TRUE TEMPER HARDWARE
In March 1999, the Company sold the assets of its lawn and garden tool and wheelbarrow business, True Temper Hardware Company, to U.S. Industries, Inc. The purchase price was $100 million cash and was subject to certain post-closing adjustments based on closing date financial statements.

The net earnings from continuing operations exclude True Temper hardware operating results and the gain on the sale of the Company's lawn and garden tool and wheelbarrow business. The 1999 gain on the sale of the lawn and garden tool and wheelbarrow business was $6,260, offset by a loss from discontinued operations of $312, for a net of $0.55 per common share.

SALE OF WASHINGTON INVENTORY SERVICE
On November 3, 2000, the Company disposed of its Washington Inventory Service subsidiary with WIS Acquisition Corp., a subsidiary of WIS Holdings Corp., pursuant to a previously announced Agreement and Plan of Reorganization dated September 20, 2000, for $84,750 cash and is subject to certain post-closing adjustments. The results for Washington Inventory Service have been classified as discontinued operations in the Consolidated Statement of Earnings. The assets and liabilities of discontinued operations have been classified in the Consolidated Balance Sheet as "Net assets of discontinued operations." The Company is applying the $81,600 in proceeds from the sale, net of expenses, to repayment of all of its senior notes and senior subordinated notes and a portion of its revolving credit facility.

The net earnings from continuing operations exclude Washington Inventory Service's operating results. Net earnings from discontinued operations for the quarter were $160, or $0.01 per common share down from $1,059, or $0.42 per common share in the third quarter of last year. Worker's compensation charges coupled with higher interest costs were the cause of the decline. Year to date net earnings from discontinued operations were $4,864, or $0.47 per common share up from $3,830, or $.32 per common share in the first nine months of 1999. Improved sales volume and field productivity were offset by higher interest costs.

LIQUIDITY AND CAPITAL RESOURCES
On January 26, 2000, the Company signed a $170 million, 18 month, secured lending facility. This facility provides adequate liquidity to fund the Company's operations throughout the term of the agreement.

As of September 30, 2000, the Company had $ 32,306 of senior term debt and $8,704 of subordinated debt outstanding. In addition, the Company had a $100,000 secured credit facility with availability of $78,810 of which $33,622 was outstanding as of September 30, 2000. Other obligations at September 30, 2000 totaled $8,034.

On November 3, 2000, the Company repaid $81,600 of debt from the net proceeds from the sale of Washington Inventory Service retiring all of its outstanding senior term debt, subordinated debt, capital lease and a portion of the revolving credit facility.

The Company expects existing cash, cash flow from operations and its revolving credit facility will be sufficient to finance seasonal working capital needs and capital expenditures in the coming year.

ENVIRONMENTAL
The Company, along with others, has been designated as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency (the "EPA") with respect to claims involving the discharge of hazardous substances into the environment in the Baldwin Park Operable Unit of the San Gabriel Valley Superfund site ("Superfund"). On May 15, 1997, the Company, along with other PRPs, received special notice letters from the EPA requesting a good faith offer of remediation for the Superfund. A group of PRPs, including the Company, filed a good faith offer on September 9, 1999 for remediation of the Baldwin Park Operable Unit, and the offer was accepted. This acceptance committed the PRPs and the EPA to negotiate a final consent decree. On June 30, 2000, the EPA issued a Unilateral Administrative Order ("Order") pursuant to Section 106 of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and Section 1003 of the Solid Waste Disposal Act, as amended, to all PRPs for the Superfund directing such PRPs, jointly and severally, to complete the remedial design and make arrangements for the construction and operation of the Superfund remediation systems and facilities. The Company has responded to the EPA that it will comply with the lawful provisions of the Order, while denying liability and reserving all rights and defenses related to the Superfund, and is cooperating with other PRPs in responding to the Order's requirements. At this time, the relative liabilities of the parties are uncertain as to the allocation of remediation costs for the Superfund site and other potential environmental liabilities related thereto. The Company estimates its environmental remediation costs at approximately $8,000 at September 30, 2000. In developing its estimate of environmental remediation costs, the Company considers, among other things, currently available technological solutions, alternative cleanup methods and risk-based assessments of the contamination and, as applicable, an estimation of its proportionate share of remediation costs. The Company may also make use of external consultants, and consider, when available, estimates by other PRPs and governmental agencies and information regarding the financial viability of other PRPs. The Company believes it is unlikely that it will incur substantial previously unanticipated costs as a result of failure by other PRPs to satisfy their responsibilities for remediation costs. Based upon information currently available, such future costs are not expected to have a material adverse effect on the results of operations in future periods.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

The Company along with numerous California water companies and numerous other defendants have been served in 10 civil lawsuits which allege claims related to the contaminated groundwater in the Azusa, California area. On March 12, 1998, the Public Utilities Commission ("PUC") issued an Order Instituting Investigation ("OII"), stating that because the toxic tort lawsuits relate to water quality, public health and safety, and the operations and practices of the public utilities subject to the PUC's jurisdiction, the PUC intends to pursue its jurisdiction by investigating the operations and practices of the named defendant public utilities, their compliance with the PUC standards and policies regarding water quality, and whether those standards and policies regarding water quality continue to be adequate to protect the public health and safety. On November 2, 2000, the Public Utilities Commission of the State of California ("PUC") issued a final order with respect to regulated water utility compliance with existing law. The PUC agreed with Huffy and other parties and concluded that, among other things, the water served by regulated water utilities was not "harmful or dangerous to health" for the period of time where testing and monitoring data were available. As a result of the PUC OII, a majority of the lawsuits were stayed pending the PUC determination, and in one case the regulated water companies were dismissed based upon the Court's finding that the PUC had assumed jurisdiction. The decisions in these cases resulted in an appeal and numerous writs being taken. In September 1999, the Court of Appeal found that a lower court that had dismissed the regulated water companies from the action and issued a stay had ruled correctly. The Court of Appeal issued peremptory writs of mandate in other actions to reconsider the various motions, demurrers and stays in view of the Court of Appeal findings. Petitions for review were filed before the California Supreme Court and were granted on December 15, 1999. To date, the matters are in their initial stage. It is impossible to currently predict the outcome of the litigation.

ITEM 5:    OTHER INFORMATION

On November 3, 2000, the Company closed the merger of its Washington Inventory Service subsidiary with WIS Acquisition Corp., a subsidiary of WIS Holdings Corp., pursuant to a previously announced Agreement and Plan of Reorganization dated September 20, 2000. The purchase price was $84,750 cash and is subject to certain post-closing adjustments based upon closing date financial statements to be prepared by the parties. The purchase price was the result of arms' length negotiations between the parties. Neither Huffy Corporation nor any of its subsidiaries or affiliates has any material relationship or affiliation with WIS Holding Corp., WIS Acquisition Corp., or any of their subsidiaries or affiliates.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits - The Exhibits, as shown in the "Index of Exhibits", attached hereto as page 12, are filed as a part of this Report.

b. The Company filed a report on Form 8-K on November 2, 2000, which reported the Corporation was not a defendant in certain litigation. The report was dated November 2, 2000 and was filed with the Securities and Exchange Commission on November 2, 2000.

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


                                             HUFFY CORPORATION, Registrant



       November 14, 2000                    /s/ Timothy G. Howard
--------------------------------           -------------------------------
Date                                       Timothy G. Howard
                                           Vice President - Corporate Controller
                                           (Principal Accounting Officer)

                                INDEX OF EXHIBITS


Exhibit
  NO.                                            ITEM
--------          ------------------------------------------------------------
  (2)             Agreement and Plan of Reorganization, dated September 20,
                  2000, by and among Huffy Corporation, Huffy Brands Company,
                  Washington Inventory Service, WIS Holdings Corp. and WIS
                  Acquisition Corp. (the "Agreement"). Pursuant to Section
                  229.601 (b)(2) of Regulation S-K of the Securities Act of
                  1933, the Registrant has omitted the exhibits and schedules to the Agreement. A description of the exhibits and schedules is included at the beginning of the Agreement. The Registrant hereby agrees to furnish a supplementary copy of any omitted exhibit or schedule to the Commission upon request.

 (3)              Not applicable

 (4)              Not applicable

(10)              Not applicable

(11)              Not applicable

(15)              Not applicable

(18)              Not applicable

(19)              Not applicable

(22)              Not applicable

(23)              Not applicable

(24)              Not applicable

(27)              Financial Data Schedule

(99) Registrant's press release dated November 6, 2000 announcing the closing of the sale of Washington Inventory Service