Form 10-K405
period 2000-12-31
HUFFY CORP
filed 2001-03-06
CIK 225463

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      (MARK ONE)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM _________ TO __________

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                    ON WHICH REGISTERED
            -------------------                    -------------------

        Common Stock, $1.00 Par Value            New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant, as of February 1, 2001, was $65,416,761.

         The number of shares outstanding of each of the registrant's classes of Common Stock, as of February 1, 2001, was 10,222,064.

                  "Index to Exhibits" at page 13 of this Report

                                TABLE OF CONTENTS

PART I

         ITEM 1.  BUSINESS
         ITEM 2.  PROPERTIES
         ITEM 3.  LEGAL PROCEEDINGS
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

         ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ITEM 6.  SELECTED FINANCIAL DATA
         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         ITEM 11. EXECUTIVE COMPENSATION
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

SIGNATURES
INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE
INDEPENDENT AUDITORS' CONSENT
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS INDEX TO EXHIBITS

                       DOCUMENTS INCORPORATED BY REFERENCE

1. The Huffy Corporation Annual Report of Shareholders for the year ended December 31, 2000. Only such portions of the Annual Report as are specifically incorporated by reference under Parts I, II and IV of this Report shall be deemed filed as part of this Report.

2. The Huffy Corporation Proxy Statement for its Annual Meeting of Shareholders on April 26, 2001. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

                                     PART I

ITEM 1. BUSINESS

         Huffy Corporation, an Ohio corporation formed in 1928, and its subsidiaries (collectively called "Huffy" or the "Company") are engaged in the design, manufacture and sale of wheeled products and basketball backboards and accessories and the assembly and repair of a variety of wheeled and other products and merchandising services to retail customers. The Company's executive offices are located in Miamisburg, Ohio and its principal business offices and/or manufacturing facilities are located in Miamisburg and Springboro, Ohio, and Sussex, Wisconsin.

         The general development of the business is discussed in more detail below.

         Huffy Bicycle Company including Royce Union Bicycle Company and American Sports Design Company, Huffy Sports Company and Huffy Service First, Inc. operate as one business segment providing consumer products and services. Principal products and services include wheeled products, basketball backboards, and related products, and assembly, repair and merchandising services sold to retail customers. Sales of wheeled products represented 70.1 percent, 62.6 percent and 64.2 percent of consolidated revenues of the Company for the years ended December 31, 2000, 1999, and 1998. Sales of portable basketball backboards, poles, and goals represented 12.7 percent and 12.4 percent of consolidated revenues of the Company for the years ended December 31, 1999 and 1998. In-store assembly and repair services provided by Huffy Service First, Inc. to its customers represented 11.8 percent, 14.3 percent, and 13.9 percent of consolidated revenues of the Company for the years ended December 31, 2000, 1999, and 1998.

         Although to date the export business is not significant, Huffy Bicycle Company and Huffy Sports Company participate in various foreign markets and are actively involved in expanding export volume. On April 21, 1997, Huffy sold the assets of Gerry Baby Products Company and Gerry Wood Products Company to Evenflo Company, Inc. On March 16, 1999, Huffy sold substantially all of the assets of True Temper Hardware Company and all of the shares of the capital stock of True Temper Limited to an affiliate of U.S. Industries, Inc. On November 3, 2000, Huffy sold all of the issued and outstanding shares of Washington Inventory Service to WIS Holdings Corp., an affiliate of Sterling Investment Partners, L.P.

         a.       PRODUCTS, MARKETING AND DISTRIBUTION

                  Huffy Bicycle Company: The Huffy(R) branded wheeled products, including bicycles, scooters, and tricycles, hold a leading market position in the United States. In September 1999, in response to an unprecedented decline in Chinese bicycle pricing, the Company announced its decision to cease its United States manufacturing operations at its facilities located in Southaven, Mississippi and Farmington, Missouri. These facilities were closed in December 1999 and sold or the lease terminated, as applicable, in 2000. The Company imports Huffy(R) wheeled products from Mexico, Taiwan and China. Included in the Huffy(R) product line are adult all-purpose bicycles; adult all-terrain bicycles; a series of innovative boys' and girls' 20" bicycles; a series of popular children's 12" and 16" sidewalk bicycles; scooters and tricycles. In 1996, the Company purchased the Rebike(R) business which produces a line of recumbent style bicycles and in December 1997, the Company acquired the assets of Royce Union Bicycle Company, which holds a leading market position in the growing sporting goods distribution channel. In addition, in July 1999, the Company acquired the assets of American Sports Design Company, which markets and distributes high-end bicycles primarily available over the World Wide Web and directly from the Company's advertised order center. Huffy(R) wheeled products are extensively advertised and are sold predominantly through national and regional high volume retailers, a distribution network accounting for approximately 89 percent of all wheeled products sold in the United States. Approximately 55 percent of Huffy Bicycle Company's wheeled products are sold under the Huffy(R) brand name with the balance being sold under private label or other Company brands.

                  Huffy Sports Company: Huffy Sports Company, a division of the Company located in Sussex, Wisconsin, is a leading supplier of basketball backboards, poles, goals, and related products and lighted basketball, football, and soccer balls for use at home. In 1997, the Company purchased the business and assets of Sure Shot(R)/Hydra-Rib(R) which produces basketball units for institutional and in-arena use. Huffy Sports Company products, many of which bear the logo of the National Basketball Association ("NBA") as well as the Huffy Sports(R) trademark, are sold predominately through national and regional high volume retailers in the United States.

                  Huffy Service First, Inc.: Huffy Service First, Inc., a wholly-owned subsidiary of the Company, headquartered in Miamisburg, Ohio, serves the needs of major retailers in 50 states, Puerto Rico, Guam and the Virgin Islands by providing in-store and in-home assembly and repair, and in-store display services for a variety of products, including, among other things, wheeled products, such as bicycles, barbeque grills and lawn mowers, physical fitness equipment, and furniture. Huffy Service First, Inc. is the only assembly service business of this kind available to high volume retailers on a nationwide basis. Huffy Service First, Inc. also offers merchandising services (product resets and periodic maintenance of displays) to manufacturers who supply high volume retailers.

         b.       RAW MATERIALS

                  Basic materials such as raw steel, steel and aluminum tubing, plastic, wood, resins, and welding materials used in the domestic manufacturing operations are purchased primarily from domestic sources. Alternate sources are available for all critical products and components, but the sudden loss of any major supplier could cause a temporary negative effect on Huffy Sports Company's operations.

         c.       PATENTS, TRADEMARKS AND LICENSES

                  The patents, trademarks (including the registered trademarks "Huffy", "Huffy Sports", and "Royce Union"), licenses (including the license to use the NBA logo) and other proprietary rights of the companies are deemed important to the Company. Generally, the NBA license has five-year terms which are renegotiated upon termination. The loss by the Company of its rights under any individual patent, trademark (other than "Huffy"), license or other proprietary right would not have a material adverse effect on the Company. The Company's patents, by law, have a limited life, and patent rights expire periodically. The loss of the registered trademark "Huffy" could have a material adverse effect on the Company. The Company has no reason to believe that anyone has rights to either the "Huffy" trademark or the products for which the Company uses such trademarks.

         d.       SEASONALITY AND INVENTORY

                  Due to the relatively short lapse of time between placement of orders for products and shipments, the Company normally does not consider its backlog of orders as significant. Because of rapid delivery requirements of their customers, the product companies maintain significant quantities of inventories of finished goods to meet their customers' requirements. Sales of wheeled products are seasonal in that sales tend to be higher in the Spring and Fall of each year. Basketball products tend to have varying degrees of seasonality, none of which are significant to the operations of the Company. The demand for services provided by Huffy Service First, Inc. is seasonal in that assembly service demand is generally strongest in Spring and at the Winter holiday season.

         e.       COMPETITION AND CUSTOMERS

                  In the high volume retailer bicycle business, Huffy Bicycle Company has numerous competitors in the United States market, two of which are major competitors. Even though competition in the bicycle industry is intense, Huffy Bicycle Company believes that following its transformation from a single brand manufacturer of bicycles to a multibrand design, marketing and distribution company, it is cost competitive in the high volume retailer bicycle market and that its decision to import, rather than manufacture, its wheeled products will allow it to profitably maintain its leading market position. Huffy Bicycle Company's ability to provide its customers with low cost, innovative new products has enabled it to maintain its market position despite the marketing efforts of domestic competitors and competitors from Taiwan, China, and other nations. Huffy Sports Company has several competitors of which one is currently a major competitor. Huffy Sports Company maintains its competitive position by offering its customers high quality, innovative products at competitive prices and by supporting its products with outstanding customer service. Huffy Service First, Inc. has numerous competitors in the United States market, none of which is a major national competitor in the in-store and in-home assembly service business and five of which are major competitors in the merchandising services business. Huffy Service First, Inc. believes it remains competitive due to its nationwide network of operations, competitive pricing and full service. Sales to two customers, Kmart and Wal*Mart, aggregated over ten percent or more of the Company's consolidated revenues from each such customer for the year ended December 31, 2000, and the loss of either one of these customers could have a material adverse effect on the Company and its subsidiaries as a whole.

         The number of persons employed full-time by the Company as of December 31, 2000, was 1,606.

ITEM 2. PROPERTIES: Location and general character of the principal plants and other materially important physical properties of the Company as of February 1, 2001.


                                                                                                             OWNED OR
                                                                                                            EXPIRATION
                                               BUILDING                                   AREA                 DATE
       LOCATION                               DESCRIPTION                               (SQ. FT.)            OF LEASE
       --------                               -----------                               ---------            --------

Miamisburg, Ohio                   Offices and display facilities                       47,000             2011(1)
                                   (Corporate and Huffy Service First, Inc.)
Miamisburg, Ohio                   Offices and warehouse facility                       42,682             2001(2)
                                   (Huffy Service First, Inc.)
Springboro, Ohio                   Offices and warehouse facility                       69,220             2005(3)
                                   (Huffy Bicycle Company)
Sussex, Wisconsin                  Offices and manufacturing                            192,000            2004(4)
                                    (Huffy Sports Company)

(1) Subject to two consecutive options to renew for additional terms of five years each.

(2) Lease expires on May 31, 2001. Operations will move to other listed Miamisburg location.

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

ITEM 3. LEGAL PROCEEDINGS

         The Company along with numerous California water companies and other potentially responsible parties ("PRPs") for the Baldwin Park Operable Unit of the San Gabriel Valley Superfund (see Note 10 to the Company's financial statements in Exhibit 13) have been named in eleven civil lawsuits which allege claims related to the contaminated groundwater in the Azusa, California area (collectively, the "San Gabriel Cases").

         As of January 2001, the cases have been stayed for a variety of reasons, including a number of demurrers and writs taken in the Appellate Division, relating primarily to the California Public Utilities Commission ("PUC") investigation, described below. The resulting Appellate Division decisions are currently under review by the California Supreme Court, and thus a stay is still technically in place over all of the aforementioned cases. The court has ordered that a stay of the four cases would remain in place until such time as a coordination judge was formally assigned to the cases, which assignment took place in January 2001. Thus, the lifting of the stay order for those cases is imminent.

         On March 12, 1998, the PUC commenced an investigation in response to the allegations in the toxic tort actions that "drinking water delivered by the water utilities caused death and personal injury to customers." The PUC's inquiry addressed two broad issues central to these allegations: "1) whether current water quality regulation adequately protects the public health; and 2) whether respondent utilities are (and for the past 25 years have been) complying with existing drinking water regulation." On November 2, 2000, the PUC issued its Final Opinion and Order Resolving Substantive Water Quality Issues. Significantly, the Order finds, in pertinent part, that: 1) "existing maximum contaminant level ("MCLs") and action level ("ALs") established by the DHS are adequate to protect public health"; 2) "there is a significant margin of safety when MCLs are calculated so that the detection of carcinogenic contaminants above MCLs that were reported in this investigation are unlikely to pose a health risk"; 3) based upon its comprehensive review of 25 years of utility compliance records, that for all periods when MCLs and ALs for specific chemicals were in effect, the PUC regulated water companies complied with DHS testing requirements and advisories and the water served by the water utilities was not harmful or dangerous to health; and 4) with regard to the period before the adoption by DHS of MCLs and ALs, a further limited investigation by the PUC Water Division will be conducted.

         The toxic tort cases are in their initial stages. Thus, it is impossible to currently predict the outcome of any of the actions. Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's financial condition, liquidity, or its ongoing results of operations. However, such costs could be material to results of operations in a future period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The market information and other related security holder matters pertaining to the Common Stock of the Company set forth in Exhibit 13 under the caption entitled "Common Stock" contained in the Company's Annual Report to Shareholders for the year ended December 31, 2000, and are hereby incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Selected unaudited financial data for each of the last five calendar years set forth in Exhibit 13 under the caption entitled Five-Year Financial and Operating Review (Unaudited) is contained in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000, and is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion and analysis of financial condition and results of operations set forth in Exhibit 13 under the caption entitled Management's Discussion and Analysis of Financial Conditions and Results of Operations and Note 5 (Lines of Credit and Long-Term Obligations) to the consolidated financial statements, are contained in the Company's Annual Report to Shareholders for the year ended December 31, 2000, and are hereby incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial information set forth in Exhibit 13 under the captions entitled Independent Auditor's Report and Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders' Equity, and Notes to Consolidated Financial Statements, is contained in the Company's Annual Report to Shareholders for the year ended December 31, 2000, and is hereby incorporated herein by reference. See also the information contained in Item 14 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

The name, age and background information for each of the Company's Directors is set forth in the section entitled ELECTION OF DIRECTORS and the table therein contained in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers are elected annually to their respective positions, effective at the April meeting of the Board of Directors. The Executive Officers of the Company at February 1, 2001, were as follows:


                        NAME                   AGE               POSITION                                OFFICER SINCE
                        ----                   ---               --------                                -------------
               Stanley H. Davis                53         Vice President -- Human                         July 1997

                                                          Resources and Organization
                                                          Development

               Don R. Graber                   57         Chairman of the Board,                          July 1996

                                                          President and Chief
                                                          Executive Officer

               Timothy G. Howard               54         Vice President -- Controller                    September 1978

               Robert W. Lafferty              56         Vice President -- Finance,                      January 2000

                                                          Chief Financial Officer
                                                          and Treasurer

               Nancy A. Michaud                54         Vice President -- General                       February 1993
                                                          Counsel and Secretary

Prior to assuming his present position with the Company as Vice President-Human Resources and Organization Development in July 1997, Mr. Davis was Vice President-Human Resources and Organization Development of Triangle Wire and Cable, Inc. (a manufacturer of wire and cable products), from July 1991 to December 1996. From January 1997 to July 1997 he was the Vice President-Administration of Triangle Wire and Cable's successor, Ocean View Capital, Inc., the principal business of which was winding up the business of Triangle Wire and Cable after the sale of substantially all of its assets.

Mr. Graber served as the Company's President and Chief Operating Officer from July 1996 to December 1997, when he assumed his present position as Chairman of the Board, President and Chief Executive Officer. Prior to joining the Company in 1996, Mr. Graber was President of the Worldwide Household Products Group of The Black and Decker Corporation (engaged in the marketing and manufacture of products used in and around the home and for commercial applications) and was also Group Vice President of The Black and Decker Corporation itself, from 1994 to 1996.

Mr. Lafferty was elected Vice President-Finance, Chief Financial Officer and Treasurer on January 3, 2000. Prior to such election, he served as Vice President and Chief Financial Officer of Gencor Industries, Inc. (a manufacturer of highway construction and food processing equipment) from 1998; prior thereto he was Senior Vice President of Hoechst Marion Roussel AG (a pharmaceutical business) from 1996; prior thereto he was Senior Vice President, Finance of Hoechst Marion Roussel Inc. (a pharmaceutical business).

ITEM 11. EXECUTIVE COMPENSATION

Information on executive compensation set forth in the section entitled EXECUTIVE COMPENSATION and the tables therein, is contained in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, and is hereby incorporated herein by reference. Notwithstanding anything to the contrary set forth herein or in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Form 10-K, the section entitled REPORT OF COMPENSATION COMMITTEE and the Performance Graph which is set forth in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders are not deemed to be incorporated by reference in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of shares of Common Stock of the Company beneficially owned by each Director and by all Directors and Officers as a group as of January 2, 2001, set forth in the section entitled SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, and the table therein, is contained in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on certain transactions with management set forth in the section entitled CERTAIN RELATIONSHIPS AND OTHER RELATED TRANSACTIONS is contained in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      DOCUMENTS

         (1) The following Consolidated Financial Statements of the Company included in the Company's Annual Report to Shareholders are incorporated by reference as part of this Report at Item 8 hereof:

                          Consolidated Balance Sheets as of December 31, 2000 and 1999.

                          Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998.

                          Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998.

                          Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999, and 1998.

                 Notes to Consolidated Financial Statements.

                 The Annual Report to Shareholders for the year ended December 31, 2000, is not deemed to be filed as part of this Report, with the exception of the items incorporated by reference in Items 1, 5, 6, 7 and 8 of this Report and those financial statements and notes thereto listed above.

         (2) The Accountants' Report on Consolidated Financial Statements and the following Financial Statement Schedule of the Company is included as part of this Report at Item 8 hereof:

                 Schedule II. Valuation and Qualifying Accounts -- years ended December 31, 2000, 1999, and 1998.

                 All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

         (3) The exhibits shown in "Index to Exhibits" are filed as a part of this Report.

(b)      REPORTS ON FORM 8-K

During the fiscal quarter ended December 31, 2000, the Company filed two reports on Form 8-K.

(1) Form 8-K, dated November 2, 2000, reporting that the Company is not a named defendant in a patent infringement suit.

(2) Form 8-K, dated November 17, 2000, reporting consolidated unaudited Proforma Balance Sheet.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 HUFFY CORPORATION
                 By     /s/  DON R. GRABER                                     Date: February 15, 2001
                        ----------------------------------------------
                        Don R. Graber
                        Chairman of the Board, President
                        and Chief Executive Officer
                        (Principal Executive Officer
                        and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        /s/  TIMOTHY G. HOWARD                                 Date: February 15, 2001
                        ----------------------------------------------
                        Timothy G. Howard
                        Vice President - Controller
                        (Principal Accounting Officer)

                        /S/  ROBERT W. LAFFERTY                                Date: February 15, 2001
                        ----------------------------------------------
                        Robert W. Lafferty
                        Vice President -- Finance, Chief
                        Financial Officer and Treasurer
                        (Principal Financial Officer)

                        /s/  WILLIAM A. HUFFMAN                                Date: February 15, 2001
                        ----------------------------------------------
                        William A. Huffman, Director

                        /s/  LINDA B. KEENE                                    Date: February 15, 2001
                        ----------------------------------------------
                        Linda B. Keene, Director

                        /s/  DONALD K. MILLER                                  Date: February 15, 2001
                        ----------------------------------------------
                        Donald K. Miller, Director

                        /s/  JAMES F. ROBESON                                  Date: February 15, 2001
                        ----------------------------------------------
                        James F. Robeson, Director

                        /s/  PATRICK W. ROONEY                                 Date: February 15, 2001
                        ----------------------------------------------
                        Patrick W. Rooney, Director

                        /s/ THOMAS C. SULLIVAN                                 Date: February 15, 2001
                        ----------------------------------------------
                        Thomas C. Sullivan, Director

                        /s/  JOSEPH P. VIVIANO                                 Date: February 15, 2001
                        ----------------------------------------------
                        Joseph P. Viviano, Director

                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors,
Huffy Corporation:

Under date of February 2, 2001, we reported on the consolidated balance sheets of Huffy Corporation and subsidiaries as of December 31, 2000, and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in Part IV, Item 14(a)(2) of Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                   Cincinnati, Ohio                 /s/ KPMG LLP
                   February 2, 2001                 KPMG LLP

                          INDEPENDENT AUDITORS' CONSENT

The Board of Directors,
Huffy Corporation:

We consent to the incorporation by reference in the Registration Statements, and the Prospectuses constituting part thereof, of (i) the Form S-8 Registration Statement (No. 333-62903) pertaining to the Master Deferred Compensation Plan;
(ii) the Form S-8 Registration Statement (No. 333-52095) pertaining to the 1998 Director Stock Option Plan, the 1998 Key Employee Stock Plan, and the 1998 Restricted Share Plan; (iii) the Form S-8 Registration Statement (No. 333-52077) pertaining to the 1998 Key Employee Non-Qualified Stock Plan (iv) the Form S-8 Registration Statement (No. 33-25487) pertaining to the 1988 Stock Option Plan and Restricted Share Plan; (v) the Form S-8 Registration Statement (No. 33-25143) pertaining to the 1987 Director Stock Option Plan; (vi) the Form S-8 Registration Statement (Nos. 33-28811 and 33-42724) pertaining to the 1989 Employee Stock Purchase Plan and (vii) the Form S-8 Registration Statement (No. 33-44571) pertaining to five company savings plans of our report dated February 2, 2001, relating to the consolidated balance sheets of Huffy Corporation and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, which report appears in the 2000 Annual Report to Shareholders, which is incorporated by reference in the Company's 2000 Annual Report on Form 10-K and our report dated February 2, 2001, relating to the financial statement schedule for each of the years in the three-year period ended December 31, 2000, which report appears in the Company's 2000 Annual Report on Form 10-K.

                   Cincinnati, Ohio                     /s/ KPMG LLP
                   February 2, 2001                     KPMG LLP

                                HUFFY CORPORATION
                  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                           ADDITIONS
                                                         BALANCE AT       CHARGED TO                             BALANCE
                                                          BEGINNING        COSTS AND         DEDUCTIONS          AT END
                                                          OF PERIOD        EXPENSES            (NOTE)           OF PERIOD
                                                          ---------        --------            ------           ---------
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts:
   Year ended December 31, 2000                              $1,784              597             (1,009)           1,372
   Year ended December 31, 1999                              $1,863              465               (544)           1,784
   Year ended December 31, 1998                              $1,867              214               (218)           1,863

Inventory obsolescence:
   Year ended December 31, 2000                              $1,620               38             (1,293)             365
   Year ended December 31, 1999                              $2,518            8,074             (8,972)           1,620
   Year ended December 31, 1998                              $2,292              787               (561)           2,518

Note:    Represents  accounts  written  off,  less  recoveries  for  allowance  for doubtful  accounts.  Represents inventory written off, less scrap value for inventory obsolescence.

                                INDEX TO EXHIBITS

      EXHIBIT                                                                                         FORM 10-K
        NO.                                                                                           EXHIBITS
        ---                                                                                           --------
      3.a        Amended Articles of Incorporation, dated June 16, 1995,                                 *
                 incorporated by reference to Exhibit (3)(i) to Form 10-Q for the quarter ended June 30, 1995

      3.b        Amended and Restated Code of Regulations, as amended, dated                             *
                 April 27, 2000, incorporated by reference to Exhibit (3) to
                 Form 10-Q for the fiscal quarter ended April 1, 2000

      4.a        Specimen Common Stock Certificate of Huffy Corporation,                                 *
                 incorporated by reference to Exhibit 4(a) to Form 10-K for the year ended December 31, 1997

      4.b        Rights Agreement, dated as of December 16, 1988, as amended                             *
                 August 23, 1991, and as amended and restated as of December
                 9, 1994, between Huffy Corporation and Bank One, Indianapolis,
                 National Association, incorporated by reference to Form 8-K, dated December 22, 1994

      4.c        Amendment appointing Harris Trust and Savings Bank Successor                            *
                 Rights Agent, dated as of June 10, 1997, to Rights Agreement as amended and restated as of December 9, 1994, between Huffy
                 Corporation and Bank One, Indianapolis, National Association,
                 incorporated by reference to Exhibit (4)(c) to Form 10-K for the fiscal year ended December 31, 1999

      4.d        Amendment appointing LaSalle Bank, N.A. Successor Rights Agent,                         *
                 dated as of February 18, 2000, to Rights Agreement as amended and restated as of December 9, 1994 between Huffy Corporation and Bank One, Indianapolis, National Association, incorporated by reference to Exhibit (4) to Form 10-Q for the fiscal quarter ended April 1, 2000

      4.e        Amended and Restated Loan and Security Agreement, dated as of                         ***
                 January 31, 2001, between Huffy Corporation and its
                 subsidiaries and Congress Financial Corporation (Central)

      10.a       Lease and Development Agreement, dated as of May 29, 1996,                              *
                 between Asset Holdings Company VI, LLC and Huffy Corporation,
                 incorporated by reference to Exhibit (10)(c) to Form 10-K for the fiscal year ended December 31, 1999

      10.b       First Addendum to Lease and Development Agreement, dated                              ***
                 November 3, 2000, between Asset Holdings Company VI, LLC
                 and Huffy Corporation

* Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2000.


      EXHIBIT                                                                                         FORM 10-K
        NO.                                                                                           EXHIBITS
        ---                                                                                           --------
      10.c       Participation Agreement, dated as of May 29, 1996, among Asset                           *
                 Holdings Company VI, LLC, Huffy Corporation, and Bank One,
                 Dayton, N.A., incorporated by reference to Exhibit (10) (d) to
                 Form 10-K for the fiscal year ended December 31, 1999

      10.d       Special Deferred Compensation Agreements, as amended, between                            *
                 Huffy Corporation and certain of its officers and key
                 employees, in substantially the forms incorporated by reference to Exhibit (ix) to Form 10-K for the fiscal year ended June 24,
                 1977, to Exhibit (2) to Form 10-Q for the fiscal quarter ended
                 September 23, 1983, and to Exhibit (19)(c) to Form 10-Q for the
                 fiscal quarter ended September 30, 1986

      10.e       Deferred Compensation Agreements, as amended, between Huffy                              *
                 Corporation and certain of its officers and key employees, in substantially the forms incorporated by reference to Exhibit
                 (vi) to Form 10-K for the fiscal year ended June 29, 1979, and to Exhibit (3) to Form 10-Q for the fiscal quarter ended
                 September 23, 1983

      10.f       Master Deferred Compensation Plan, incorporated by reference
                 to Exhibit 4 to Form S-8, dated August 28, 1998                                         *

      10.g       Form of Amended and Restated Severance/Retention/Non-Compete                            *
                 Agreements, as revised and restated, between Huffy
                 Corporation and its Officers, incorporated by reference to
                 Exhibit 10.a to Form 10-Q for the fiscal quarter ended July 1,
                 2000

      10.h       Long Term Incentive Plan                                                              ***

      10.i       Description of supplemental group life insurance arrangement                            *
                 between Huffy Corporation and certain officers and key
                 employees, incorporated by reference to Exhibit (10)(aa) to
                 Form 10-K for the fiscal year ended December 31, 1991

      10.j       Description of financial planning and tax preparation services,                         *
                 and automobile allowances, between Huffy Corporation and
                 certain officers and key employees incorporated by reference to
                 Exhibit (10)(m) to Form 10-K for the fiscal year ended December
                 31, 1999

      10.k       Annual Performance Incentive Plan of Huffy Corporation for the                        ***
                 fiscal year ended December 31, 2000


* Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2000.


      EXHIBIT    FORM 10-K
        NO.                                                                                           EXHIBITS
        ---                                                                                           --------
      10.l       Supplemental Benefit Agreement, dated as of June 21, 1996,                               *
                 between Huffy Corporation and Don R. Graber, incorporated by reference to Exhibit 10.u to Form 10-K for the fiscal year ended December 31, 1996

      10.m       Supplemental/Excess Benefit Plan, dated as of January 1, 1988,                           *
                 incorporated by reference to Exhibit (10)(aa) to Form 10-K for the fiscal year ended December 31, 1987

      10.n       First Amendment to Huffy Corporation Supplemental/Excess                                 *
                 Benefit Plan, effective as of January 1, 1988, incorporated by reference to Exhibit (10)(ee) to Form 10-K for the fiscal year ended December 31, 1990

      10.o       Second Amendment to Huffy Corporation Supplemental/Excess                                *
                 Benefit Plan, dated as of June 30, 1991, incorporated by
                 reference to Exhibit (10)(y) to Form 10-K for the fiscal year ended December 31, 1994

      10.p       Third Amendment to Huffy Corporation Supplemental/Excess                                 *
                 Benefit Plan, dated as of June 27, 1994, incorporated by
                 reference to Exhibit (10)(2) to Form 10-K for the fiscal year ended December 31, 1994

      10.q       Fourth Amendment to Huffy Corporation Supplemental/Excess                                *
                 Benefit Plan dated as of May 26, 1995, incorporated by
                 reference to Exhibit 10.s to Form 10-K for the fiscal year ended December 31, 1997

      10.r       Fifth Amendment to Huffy Corporation Supplemental/Excess                                 *
                 Benefit Plan, effective as of July 15, 1996, incorporated by reference to Exhibit 10.z to Form 10-K for the fiscal year ended December 31, 1996

      10.s       Sixth Amendment to Huffy Corporation Supplemental/Excess                                 *
                 Benefit Plan, effective as of June 15, 1997, incorporated by reference to Exhibit 10.u to Form 10-K for the fiscal year ended December 31, 1997

      10.t       Seventh Amendment to Huffy Corporation Supplemental/Excess                               *
                 Benefit Plan, effective as of December 22, 1997, incorporated by reference to Exhibit 10.v to Form 10-K for the fiscal year ended December 31, 1997

      10.u       Eighth Amendment to Huffy Corporation Supplemental/Excess                                *
                 Benefit Plan, effective as of February 12, 1998,
                 incorporated by reference to Exhibit (10)(x) to Form 10-K for the fiscal year ended December 31, 1999





* Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2000.


      EXHIBIT                                                                                         FORM 10-K
        NO.                                                                                           EXHIBITS
        ---                                                                                           --------
      10.v       Ninth Amendment to Huffy Corporation Supplemental/Excess                                 *
                 Benefit Plan, effective as of February 15, 2000,
                 incorporated by reference to Exhibit (10)(d) to Form 10-Q for fiscal quarter ended July 1, 2000

      10.w       Tenth Amendment to Huffy Corporation Supplemental/Excess                                 *
                 Benefit Plan, effective as of May 25, 2000, incorporated by reference to Exhibit (10)(e) to Form 10-Q for fiscal quarter ended July 1, 2000

      10.x       Eleventh Amendment to Huffy Corporation Supplemental/Excess                            ***
                 Benefit Plan, effective as of February 15, 2001

      10.y       Huffy Corporation 1998 Restricted Share Plan, effective April                            *
                 17, 1998, incorporated by reference to Exhibit 3 to the
                 Company's Proxy Statement dated March 5, 1998 for the Annual
                 Meeting of Shareholders held April 17, 1998

      10.z       Form of Restricted Share Agreements between Huffy Corporation                            *
                 and its Officers, incorporated by reference to Exhibit 10.w to Form 10-K for the fiscal year ended December 31, 1997

      10.aa      Huffy Corporation Master Benefit Trust Agreement as Restated,                            *
                 dated June 9, 1995, incorporated by reference to Exhibit
                 10.aa for Form 10-K for the fiscal year ended December 31, 1995

      10.bb      First Amendment to Huffy Corporation Master Benefit Trust                                *
                 Agreement as Restated, effective as of July 25, 1996,
                 incorporated by reference to Exhibit 10.bb to Form 10-K for the fiscal year ended December 31, 1996

      10.cc      Amendment No. 2 to Huffy Corporation Master Benefit Trust                                *
                 Agreement, dated January 2, 1998, incorporated by reference to Exhibit 10.z to Form 10-K for the fiscal year ended
                 December 31, 1998

      10.dd      Third Amendment to Huffy Corporation Master Benefit Trust                                *
                 Agreement, as Restated, effective August 20, 1998,
                 incorporated by reference to Exhibit 10.aa to Form 10-K for the fiscal year ended December 31, 1998

      10.ee      Huffy Corporation 1987 Director Stock Option Plan, incorporated                          *
                 by reference to Exhibit 19(a) to Form 10-Q for the fiscal
                 quarter ended June 30, 1988

      10.ff      First Amendment to Huffy Corporation 1987 Director Stock Option                          *
                 Plan, effective as of April 30, 1991, incorporated by
                 reference to Exhibit (10)(nn) to Form 10-K for the fiscal year ended December 31, 1991

* Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2000.


      EXHIBIT                                                                                         FORM 10-K
        NO.                                                                                           EXHIBITS
        ---                                                                                           --------
      10.gg      Second Amendment to Huffy Corporation 1987 Director Stock                                *
                 Option Plan, effective as of December 15, 1991, incorporated by reference to Exhibit (10)(oo) to Form 10-K for the fiscal year ended December 31, 1991

      10.hh      Third Amendment to Huffy Corporation 1987 Director Stock Option                          *
                 Plan, effective as of February 15, 1996, incorporated by
                 reference to Exhibit 10.ff to Form 10-K for the fiscal year ended December 31, 1996

      10.ii      Huffy Corporation 1998 Director Stock Option Plan, effective                             *
                 April 17, 1998, incorporated by reference to Exhibit 1 to the
                 Company's Proxy Statement dated March 5, 1998 for the Annual
                 Meeting of Shareholders held April 17, 1998

      10.jj      Huffy Corporation 1988 Stock Option Plan and Restricted Share                            *
                 Plan, as amended, incorporated by reference to Exhibit 19(b)
                 to Form 10-Q for the fiscal quarter ended June 30, 1988; to
                 Exhibit A to the Company's Proxy Statement dated March 13,
                 1992 for the Annual Meeting of Shareholders held April 24,
                 1992; and to Annex I to the Company's Proxy Statement dated
                 March 7, 1996 for the Annual Meeting of Shareholders held
                 April 26, 1996

      10.kk      Third Amendment to Huffy Corporation 1988 Stock Option Plan and                          *
                 Restricted Share Plan, effective October 22, 1998,
                 incorporated by reference to Exhibit 10.hh to Form 10-K for the fiscal year ended December 31, 1998

      10.ll      Huffy Corporation 1998 Key Employee Stock Plan, effective                                *
                 April 17, 1998, incorporated by reference to Exhibit 2 to the
                 Company's Proxy Statement dated March 5, 1998 for the Annual
                 Meeting of Shareholders held April 17, 1998

      10.mm      First Amendment to Huffy Corporation 1998 Key Employee Stock                             *
                 Plan, effective October 22, 1998, incorporated by reference to Exhibit 10.jj to Form 10-K for the fiscal year ended
                 December 31, 1998

      10.nn      Second Amendment to Huffy Corporation 1998 Key Employee Stock                          ***
                 Plan, effective July 20, 2000

      10.oo      Form of Subscription Agreement between Huffy Corporation and                             *
                 Don R. Graber, incorporated by reference to Exhibit 10.ee to
                 Form 10-K for the fiscal year ended December 31, 1997

      10.pp      1998 and 1999 Subscription Agreements between Huffy                                      *
                 Corporation and Don R. Graber, incorporated by reference to
                 Exhibits (10)(b) and (10)(c) to Form 10-Q for the fiscal
                 quarter ended July 1, 2000


* Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2000.


      EXHIBIT                                                                                         FORM 10-K
        NO.                                                                                           EXHIBITS
        ---                                                                                           --------
      10.qq      Huffy Corporation 1990 Directors' Retirement Plan incorporated                           *
                 by reference to Exhibit * (10)(qq) to Form 10-K for the fiscal year ended December 31, 1991

      10.rr      First Amendment to Huffy Corporation 1990 Directors' Retirement                          *
                 Plan, effective * as of February 15, 1996, incorporated by reference to Exhibit 10.ii to Form 10-K for the fiscal year ended December 31, 1996

      10.ss      Second Amendment to Huffy Corporation 1990 Directors'                                    *
                 Retirement Plan, * effective as of February 15, 1996,
                 incorporated by reference to Exhibit 10.jj to Form 10-K for the fiscal year ended December 31, 1996

      10.tt      Asset Purchase Agreement, dated March 16,1999, by and among                              *
                 True Temper * Hardware Company, Huffy Corporation, and U.S.
                 Industries, Inc., incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated March 30,
                 1999

      10.uu      Agreement and Plan of Reorganization, dated November 3, 2000,                            *
                 by and among Huffy * Corporation, Huffy Brands Company,
                 Washington Inventory Service, WIS Holdings Corp. and WIS
                 Acquisition Corp., incorporated by reference to Exhibit 2 to
                 Form 10-Q for the fiscal quarter ended September 30, 2000



                                  OTHER FILINGS

      13.        Certain sections of the Annual Report to Shareholders                                  ***
                 for fiscal year ended December 31, 2000


* Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2000.


      EXHIBIT                                                                                         FORM 10-K
        NO.                                                                                           EXHIBITS
        ---                                                                                           --------

21.      List of all direct and indirect Subsidiaries of the registrant:

                                                                         JURISDICTION IN
                              NAME OF SUBSIDIARY                       WHICH INCORPORATED
                              ------------------                       ------------------
                      Hufco-Delaware Company                          Delaware
                      Huffy FSC, Inc.                                 Virgin Islands
                      Huffy International Finance, N.V                Netherland Antilles
                      Huffy Risk Management, Inc.                     Ohio
                      Huffy Service First, Inc.                       Ohio
                      Huffy Sports, Inc.                              Wisconsin
                      Royce Union Bicycle Company                     Ohio
                      HCAC, Inc.                                      Ohio
                      American Sports Design Company                  Ohio
                      Huffy Brands Company                            Ohio

      99.a       Cautionary Statement for Purposes of the "Safe Harbor"                                 ***
                 Provisions of the Private Securities Litigation Reform
                 Act of 1995








* Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2000.