Form 10-Q
period 2001-03-31
HUFFY CORP
filed 2001-05-01
CIK 225463

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                   March 31, 2001
                   -------------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission file number        1-5325
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

                                 (937) 866-6251
                                  -------------
              (Registrant's telephone number, including area code)

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

                             Yes               No
                                  ---             ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding Shares:    10,237,135       as of          April 27, 2001
                    ----------------                -------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS  COMPANY FOR WHICH REPORT IS FILED:

                                HUFFY CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (unaudited)

                                                                                                  Three Months
                                                                                                Ended March 31,
                                                                                      -----------------------------------
                                                                                           2001                 2000
                                                                                      -----------------------------------
Net sales                                                                             $     81,243           $    100,068
Cost of sales                                                                               69,608                 85,306
                                                                                      ------------           ------------
         Gross profit                                                                       11,635                 14,762

Selling, general and administrative expenses                                                10,043                 12,895
Plant closure and manufacturing reconfiguration                                                 --                  1,718
                                                                                      ------------           ------------

         Operating income                                                                    1,592                    149
Other expense (income)
   Interest expense                                                                            568                  1,941
   Interest income                                                                            (162)                    28
   Other                                                                                      (417)                   (12)
                                                                                      ------------           ------------
Earnings (loss) before income taxes                                                          1,603                 (1,808)
Income tax expense (benefit)                                                                   609                   (687)
                                                                                      ------------           ------------
         Earnings (loss) from continuing operations                                            994                 (1,121)
                                                                                      ------------           ------------

Discontinued operations:
    Earnings from discontinued operations, net of income tax expense of $508                    --                    829
    Extraordinary gain (loss) from early extinguishment of debt,
    net of income tax benefit of $519                                                           --                   (848)
                                                                                      ------------           ------------
         Net earnings (loss)                                                          $        994           $     (1,140)
                                                                                      ============           ============

Earnings per common share:
  Basic:
       Weighted average number of common shares                                         10,231,558             10,164,583
                                                                                      ============           ============

    Earnings (loss) from continuing operations                                        $       0.10           $      (0.11)
    Earnings from discontinued operations                                                       --                   0.08
    Extraordinary gain from early extinguishment of debt                                        --                  (0.08)
                                                                                      ------------           ------------
       Net earnings (loss) per common share                                           $       0.10           $      (0.11)
                                                                                      ============           ============
  Diluted:
      Weighted average number of common shares                                          10,368,848             10,164,583
                                                                                      ============           ============

    Earnings (loss) from continuing operations                                        $       0.10           $      (0.11)
    Earnings from discontinued operations                                                       --                   0.08
    Extraordinary gain from early extinguishment of debt                                        --                  (0.08)
                                                                                      ------------           ------------
       Net earnings (loss) per common share                                           $       0.10           $      (0.19)
                                                                                      ============           ============

                                HUFFY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts In Thousands)

                                                             March 31,         December 31,
                                                               2001                2000
                                                           (Unaudited)
                                                          --------------       ------------
ASSETS

Current assets:
   Cash and cash equivalents                                $  19,679           $   4,334
   Accounts and notes receivable, net                          53,716              79,811
   Inventories                                                 41,278              43,324
   Prepaid expenses and federal income taxes                   29,124              28,344
                                                            ---------           ---------

      Total current assets                                    143,797             155,813
                                                            ---------           ---------

Property, plant and equipment, at cost                         43,772              43,421
   Less: Accumulated depreciation and amortization             31,864              30,741
                                                            ---------           ---------

      Net property, plant and equipment                        11,908              12,680

Excess of cost over net assets acquired, net                    8,583               8,764
Other assets                                                    3,317               3,236
                                                            ---------           ---------

                                                            $ 167,605           $ 180,493
                                                            =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable                                            $      --           $  17,656
   Current portion of long-term obligations                        --                  --
   Accounts payable                                            37,858              28,015
   Accrued expenses and other current liabilities              38,776              43,999
                                                            ---------           ---------

      Total current liabilities                                76,634              89,670
                                                            ---------           ---------

Long-term obligations less current portion                         --                  --
Other long-term liabilities                                    16,830              17,692
                                                            ---------           ---------

      Total liabilities                                        93,464             107,362
                                                            ---------           ---------

Shareholders' equity:
   Common stock                                                16,706              16,704
   Additional paid-in capital                                  66,218              66,204
   Retained earnings                                           84,551              83,557
   Accumulative comprehensive income                           (2,676)             (2,676)
   Less: cost of treasury shares                               90,658              90,658
                                                            ---------           ---------

      Total shareholders' equity                               74,141              73,131
                                                            ---------           ---------

                                                            $ 167,605           $ 180,493
                                                            =========           =========

                                HUFFY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                -------------------------------------
                                                                                 March 31, 2001       April 1, 2000
                                                                                ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss) from continuing operations                                      $    994           $ (1,121)

Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
   Depreciation and amortization                                                       1,306              1,292
   Extraordinary charge for early extinguishment of debt                                  --               (848)
   Deferred federal income tax expense (benefit)                                          --                 --
   Changes in assets and liabilities:
      Accounts and notes receivable, net                                              26,095            (22,346)
      Inventories                                                                      2,046             (3,454)
      Prepaid expenses and federal income taxes                                         (780)            (1,148)
      Other assets                                                                       (81)            (1,742)
      Accounts payable                                                                 9,843              4,846
      Accrued expenses and other current liabilities                                  (5,333)            (3,276)
      Other long-term liabilities                                                       (752)              (171)
      Other                                                                               --                 --
                                                                                    --------           --------
         Net cash provided by (used in) continuing operating
         activities                                                                   33,338            (27,968)
Discontinued operations:
   Earnings from discontinued operations                                                  --                829
   Non-cash items from discontinued operation                                             --              1,017
   Cash used in discontinued operations                                                   --            (10,013)
                                                                                    --------           --------
         Net cash used in discontinued operating activities                               --             (8,167)
         Net cash provided by (used in) operating activities                          33,338            (36,135)
================================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                                                 (353)              (381)
   Acquisition of businesses                                                              --                 --
   Proceeds from sale of property, plant and equipment                                    --                 --
                                                                                    --------           --------
         Net cash provided by (used in) investing activities                            (353)              (381)
================================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in short-term borrowings                                  (17,656)            23,024
   Reduction of long-term debt                                                            --            (57,404)
   Issuance of long-term debt                                                             --             50,704
   Issuance of common shares                                                              16                  2
   Issuance (purchase) of treasury shares                                                 --                 --
   Dividends paid                                                                         --                 --
                                                                                    --------           --------
         Net cash provided by (used in) financing activities                         (17,640)            16,326
================================================================================================================
Net change in cash and cash equivalents                                               15,345            (20,190)
Cash and cash equivalents:
   Beginning of the year                                                               4,334             20,190
                                                                                    --------           --------
   End of the year                                                                  $ 19,679           $     --
===============================================================================================================

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar Amounts in Thousands)



Note 1: Footnote disclosure, which would substantially duplicate the disclosure contained in the Annual Report to Shareholders for the year ended December 31, 2000, has not been included. The unaudited interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary to a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Huffy Corporation as of March 31, 2001. All such adjustments are of a normal recurring nature.

Note 3: Inventories of Huffy Bicycle Company and Huffy Sports Company are at cost (not in excess of market) determined by the FIFO method. The components of inventories are as follows:

                                                    March 31, 2001        December 31, 2000
                                                    --------------        -----------------
                    Finished Goods                     $ 36,247                $ 39,284
                    Work-in-Progress                        147                     147
                    Raw Materials & Supplies              4,884                   3,893
                                                       --------                --------
                                                       $ 41,278                $ 43,324
                                                       ========                ========


Note 4: During the fourth quarter of 1999, the Company closed its remaining domestic bicycle manufacturing facilities in Farmington, Missouri and Southaven, Mississippi and reconfigured its bicycle operations. During the first quarter of 2000, the Company increased imports from a global network of sourcing partners to offset this loss of production capacity. Closing the plants eliminated the costs required to operate the facilities and completed Huffy Bicycle Company's transformation from a single brand manufacturer and marketer of bicycles, to a multi-brand design, marketing and distribution company. During the first quarter of 2000, reconfiguration charges included severance and related benefits ($633); and facility shutdown costs and related gains ($1,085).

Note 5. The Company classifies its operations into a single integrated business segment.

Note 6: The Company adopted SFAS 133 as of January 1, 2001, which did not have a material impact on the Company's financial position or results of operations. The Company does not actively use derivative financial instruments of any significance.

Note 7: The components of comprehensive income are immaterial and are therefore not disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 2001
                                 COMPARED TO THE
                        THREE MONTHS ENDED APRIL 1, 2000
              (Dollar Amounts in Thousands, Except Per Share Data)

NET EARNINGS
For the first quarter of 2001, Huffy Corporation ("Huffy" or "Company") had net earnings from continuing operations of $994, or $.10 per common share versus a loss of $1,121 or $0.11 for the same period last year. Earnings for the first quarter of 2000 include a pretax charge of $1,718, or approximately $0.11 per common share for the reconfiguration of the bicycle business and a pretax charge of $854, or approximately $0.05 per common share for refinancing expenses. The first quarter 2000 net earnings from discontinued operations were $829, or $0.08 per common share while the extraordinary loss related to early debt extinguishment was $848, or $0.08 per common share.

NET SALES
Consolidated net sales for the quarter ended March 31, 2001 were $81,243, a decrease of 18.8% over sales of $100,068 for the same quarter in 2000. This sales decrease was the result of a weakened economy and significant inventory reduction programs at the retail level. In addition, continued softness in the sporting goods industry negatively impacted sales of the company's basketball business.

GROSS PROFIT
Gross profit for the quarter ended March 31, 2001 was $11,635, or 14.3% of net sales compared to $14,762, or 14.8% of net sales for the quarter ended April 1, 2000. Strong cost reduction and cost containment programs throughout all Huffy companies and improved field efficiency in the assembly service business were offset by unfavorable product mix shifts toward opening price point bicycles at Huffy Bicycle Company and volume-driven margin declines at Huffy Sports Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses were $10,043 for the first quarter of 2001, compared to $12,895 for the same period in 2000. As a percent of net sales, selling, general and administrative expenses (SG&A) for the quarter ended March 31, 2001 were 0.5 percentage points lower than the same period in the prior year, 12.4% versus 12.9%, respectively. Steps taken in 2000 to align expenses with the reconfigured structure at Huffy Bicycle Company and the corporate offices resulted in the lower operating cost base.

NET INTEREST EXPENSE
Interest costs for the first quarter of 2001 dropped to $406 from $1,969 for the same period last year. Proceeds from the sale of Washington Inventory Service, in the fourth quarter of 2000, were used to significantly reduce debt levels. During the first quarter of 2001, cash flow from operations were sufficient to repay all outstanding debt, and to finish the quarter with a positive cash balance of $19,679. In addition, the amended loan facility, put in place in January 2001, reduced incremental borrowing rates.

SALE OF WASHINGTON INVENTORY SERVICE
On November 3, 2000, the Company sold its Washington Inventory Service subsidiary to WIS Acquisition Corp., a subsidiary of WIS Holdings Corp., pursuant to a previously announced Agreement and Plan of Reorganization dated September 20, 2000, for $84,750 cash, subject to certain post-closing adjustments. The results for Washington Inventory Service have been classified as discontinued operations in the Consolidated Statement of Earnings. The Company applied the proceeds from the sale, net of expenses, to repayment of all of its senior notes and senior subordinated notes and a portion of its revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES
On January 31, 2001, the Company entered into an Amended and Restated Loan and Security Agreement. The $75 million revolving credit facility is secured by all assets of the Company and its affiliates and will expire on December 31, 2002, with a 12-month renewal option.

As of March 31, 2001, the Company had $63,860 available on its revolving credit facility and had no outstanding balance. The Company expects existing cash, cash flow from operations, and its revolving credit facility will be sufficient to finance seasonal working capital needs and capital expenditures in the coming year.

ENVIRONMENTAL
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is possible that these costs will be incurred and can be reasonably estimated.

The Company, along with others, has been designated as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (the "EPA") with respect to claims involving the discharge of hazardous substances into the environment in the Baldwin Park operable unit of the San Gabriel Valley Superfund site ("Superfund"). Currently, the Company, along with other PRPs, the Main San Gabriel Basin Watermaster, and numerous local water districts are working with the EPA on a mutually satisfactory remedial plan. In developing its estimate of environmental remediation costs, the Company considers, among other things, currently available technological solutions, alternative cleanup methods and risk-based assessments of the contamination and, as applicable, an estimation of its proportionate share of remediation costs. The Company may also make use of external consultants and consider, when available, estimates by other PRPs and governmental agencies and information regarding the financial viability of other PRPs. Based upon information currently available, the Company believes it is unlikely that it will incur substantial previously unanticipated costs as a result of failure by other PRPs to satisfy their responsibilities for remediation costs.

The Company has recorded environmental accruals, based upon the information available, that are adequate to satisfy known remediation requirements. The total accrual for estimated environmental remediation costs related to the Superfund site and other potential environmental liabilities was approximately $8,050 at March 31, 2001. This accrual has not been discounted, and management expects that the majority of expenditures relating to costs currently accrued will be made over the next year. As a result of factors such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites, and the allocation of costs among potentially responsible parties, estimated costs for future environmental compliance and remediation are necessarily imprecise and it is not possible to fully predict the amount or timing of future environmental remediation costs which may subsequently be determined.

Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's financial condition, liquidity, or its ongoing results of operations. However, such costs could be material to results of operations in a future period.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company along with numerous California water companies and other potentially responsible parties ("PRPs") for the Baldwin Park Operable Unit of the San Gabriel Valley Superfund (see Note 10 to the Company's financial statements in
Exhibit 13 of the Company's report on form 10K, dated March 6, 2001) have been named in twelve civil lawsuits which allege claims related to the contaminated groundwater in the Azusa, California area (collectively, the "San Gabriel Cases").

As of January 2001, the cases have been stayed for a variety of reasons, including a number of demurrers and writs taken in the Appellate Division, relating primarily to the California Public Utilities Commission ("PUC") investigation described below. The resulting Appellate Division decisions are currently under review by the California Supreme Court, and thus a stay is still technically in place over all of the aforementioned cases. The court had also ordered that a stay of certain of the cases would remain in place until such time as a coordination judge was formally assigned to those cases. The Coordination Judge assignment took place in January 2001, and thus, the explicit stay was lifted. However, the cases remain inactive as the California Supreme Court continues its consideration of the demurrers and writs.

On March 12, 1998, the PUC commenced an investigation in response to the allegations in the toxic tort actions that "drinking water delivered by the water utilities caused death and personal injury to customers." The PUC's inquiry addressed two broad issues central to these allegations: 1) "whether current water quality regulation adequately protects the public health;" and 2) "whether respondent utilities are (and for the past 25 years have been) complying with existing drinking water regulation." On November 2, 2000, the PUC issued its Final Opinion and Order Resolving Substantive Water Quality Issues. Significantly, the Order finds, in pertinent part, that: 1) "existing maximum contaminant level ("MCLs") and action level ("ALs") established by the DHS are adequate to protect the public health;" 2) "there is a significant margin of safety when MCLs are calculated so that the detection of carcinogenic contaminants above MCLs that were reported in this investigation are unlikely to pose a health risk;" 3) based upon its comprehensive review of 25 years of utility compliance records, that for all periods when MCLs and ALs for specific chemicals were in effect, the PUC regulated water companies complied with DHS testing requirements and advisories, and the water served by the water utilities was not harmful or dangerous to health; and 4) with regard to the period before the adoption by DHS of MCLs and ALs, a further limited investigation by the PUC Water Division will be conducted.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held April 26, 2001. At such meeting, the Shareholders of the Company elected as Directors Don R. Graber, Linda B. Keene and Thomas C. Sullivan, each for a three-year term expiring in 2004. Shares were voted as follows: FOR: Don R. Graber (9,215,779), Linda B. Keene (9,214,951), and Thomas C. Sullivan (9,069,350); WITHHELD (including broker non-votes): Don R. Graber (159,594), Linda B. Keene (160,422), and Thomas C. Sullivan (306,023).

In addition, the Shareholders also ratified the appointment of KPMG LLP as the Company's independent public accountants for calendar year 2001. In accordance with such ratification, 9,230,687 shares were voted for ratification, 122,946 shares cast against, and 21,740 shares cast to abstain (including broker non-votes).

The Shareholders voted to approve an amendment to the 1998 Key Employee Stock Plan, the 1998 Director Stock Option Plan and the 1998 Restricted Share Plan increasing the number of shares available for the grant options thereunder. Shares were voted as follows: For approval: 7,384,435; Against approval:
1,923,470; and Abstain 67,468.

The Shareholders also voted on one shareholder proposal. The Shareholders voted against the shareholder proposal which requested the Company to adopt a policy of confidential voting at all meetings of the shareholders. Shares were voted as follows: For the proposal: 2,509,094; Against the proposal: 3,300,318; Abstain 114,538; and Non-Vote: 3,451,423.

ITEM 5:   OTHER INFORMATION

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits - No Exhibits, as shown in the "Index of Exhibits", attached hereto as page 12, are applicable to be filed as a part of this Report.

b. The Company filed two reports on Form 8-K, dated January 17, 2001, and January 18, 2001, with the Securities and Exchange Commission regarding the Chief Executive Officer's speech to the Cleveland Society Security Analysts on January 17, 2001.

Please see the Company's meaningful cautionary statements regarding forward looking statements contained in the Company's report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2001 which is hereby incorporated herein by reference.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HUFFY CORPORATION, Registrant


          April 27, 2001                          /s/ Timothy G. Howard
---------------------------------         --------------------------------------
Date                                      Timothy G. Howard
                                          Vice President - Corporate Controller
                                          (Principal Accounting Officer)

                                INDEX OF EXHIBITS

Exhibit
  No.                                   Item
-------              ------------------------------------------
  (2)                Not applicable

  (3)                Not applicable

  (4)                Not applicable

 (10)                Not applicable

 (11)                Not applicable

 (15)                Not applicable

 (18)                Not applicable

 (19)                Not applicable

 (22)                Not applicable

 (23)                Not applicable

 (24)                Not applicable

 (99)                Not applicable