Form 10-Q
period 2001-06-30
HUFFY CORP
filed 2001-08-13
CIK 225463

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For Quarter Ended                June 30, 2001
                  -----------------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                      to
                               -----------------------------------------------

Commission file number              1-5325
                       --------------------------------------------------------

                               Huffy Corporation
                               -----------------
             (Exact name of registrant as specified in its charter)

  Ohio                                                        31-0326270
--------------------------------                           -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


                    225 Byers Road, Miamisburg, Ohio  45342
                    ----------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (937) 866-6251
                                 --------------
              (Registrant's telephone number, including area code)

                                   No Change
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X     No
                                     -----      ------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes         No
                                     -----      ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding Shares:   10,294,725   as of  August 13, 2001
                    ------------          ---------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS  COMPANY FOR WHICH REPORT IS FILED:
         --------------------

                               HUFFY CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar Amounts in Thousands, Except Per Share Data)
                                  (unaudited)





                                                             Three Months Ended                     Six Months Ended
                                                      ---------------------------------    ------------------------------------

                                                         June 30,           July 1,             June 30,           July 1,
                                                           2001               2000                2001               2000
                                                      --------------     --------------    ----------------    ----------------
Net sales                                                 $ 86,864          $ 122,029          $ 168,107            $222,097
Cost of sales                                               74,787            104,965            144,395           $ 190,271
                                                      --------------     --------------    ----------------    ----------------
            Gross profit                                    12,077             17,064             23,712              31,826

Selling, general and administrative expenses                11,089             11,601             21,132              24,496
Plant closure and manufacturing reconfiguration                  -              1,610                  -               3,328
                                                      --------------     --------------    ----------------    ----------------
            Operating income                                   988              3,853              2,580               4,002

Other expense (income)
        Interest expense                                       348              2,614                916               4,555
        Interest income                                       (262)               (76)              (424)                (48)
        Other                                                 (337)              (124)              (754)               (136)
                                                      --------------     --------------    ----------------    ----------------
Earnings (loss) before income taxes                          1,239              1,439              2,842                (369)
Income tax expense                                             471                803              1,080                 116
                                                      --------------     --------------    ----------------    ----------------
        Earnings (loss) from continuing operations             768                636              1,762                (485)
                                                      --------------     --------------    ----------------    ----------------

Discontinued operations:
     Earnings from discontinued operations, net of               -              3,875                  -               4,704
       income tax expense of $1,962 and $2,470
     Extraordinary loss from early extinguishment
     of debt, net of income tax benefit of $519                  -                  -                  -                (848)
                                                      --------------     --------------    ----------------    ----------------
            Net earnings                                     $ 768           $  4,511             $1,762             $ 3,371
                                                      ==============     ==============    ================    ================

Earnings per common share:
  Basic:
       Weighted average number of common shares         10,255,057         10,171,570         10,243,307          10,168,012
                                                      ==============     ==============    ================    ================

       Earnings (loss) from continuing operations           $ 0.07             $ 0.06              $0.17              $(0.05)
       Earnings from discontinued operations                     -               0.38                  -                0.46
       Extraordinary loss from early
        extinguishment of debt                                   -                  -                  -               (0.08)
                                                      --------------     --------------    ----------------    ----------------
        Net earnings per common share                        $0.07              $0.44              $0.17               $0.33
                                                      ==============     ==============    ================    ================
  Diluted:
       Weighted average number of
        common shares                                   10,502,865         10,265,031         10,491,116          10,253,238
                                                      ==============     ==============    ================    ================

       Earnings (loss) from continuing operations           $ 0.07             $ 0.06               $0.17             $(0.05)
       Earnings from discontinued operations                     -               0.38                  -                0.46
       Extraordinary loss from early
        extinguishment of debt                                   -                  -                  -               (0.08)
                                                      --------------     --------------    ----------------    ----------------
        Net earnings (loss) per common share                $ 0.07             $ 0.44               $0.17               $0.33
                                                      ==============     ==============    ================    ================

                               HUFFY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar Amounts In Thousands)



                                                                                   June 30,                 December 31,
                                                                                     2001                       2000
                                                                                  (Unaudited)
                                                                              --------------------      ---------------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                          $  16,948                $    4,334
    Accounts and notes receivable, net                                                    47,273                    79,811
    Inventories                                                                           35,654                    43,324
    Prepaid expenses and federal income taxes                                             27,607                    28,344
                                                                              --------------------      ---------------------

           Total current assets                                                          127,482                   155,813
                                                                              --------------------      ---------------------

Property, plant and equipment, at cost                                                    44,716                    43,421
    Less:  Accumulated depreciation and amortization                                      32,870                    30,741
                                                                              --------------------      ---------------------

           Net property, plant and equipment                                              11,846                    12,680

Excess of cost over net assets acquired, net                                               8,401                     8,764
Other assets                                                                               4,798                     3,236
                                                                              --------------------      ---------------------

                                                                                       $ 152,527                $  180,493
                                                                              ====================      =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Notes payable                                                                      $       -                $   17,656
    Current installments of long-term obligations                                              -                         -
    Accounts payable                                                                      27,408                    28,015
    Accrued expenses and other current liabilities                                        33,127                    43,999
                                                                              --------------------      ---------------------

           Total current liabilities                                                      60,535                    89,670
                                                                              --------------------      ---------------------

Long-term obligations, less current installments                                               -                         -
Other long-term liabilities                                                               17,142                    17,692
                                                                              --------------------      ---------------------

           Total liabilities                                                              77,677                   107,362
                                                                              --------------------      ---------------------

Shareholders' equity:
    Common stock                                                                          16,721                    16,704
    Additional paid-in capital                                                            66,072                    66,204
    Retained earnings                                                                     84,661                    83,557
    Accumulative comprehensive income                                                     (2,347)                   (2,676)
    Less:  cost of treasury shares                                                        90,257                    90,658
                                                                              --------------------      ---------------------

           Total shareholders' equity                                                     74,850                    73,131
                                                                              --------------------      ---------------------

                                                                                       $ 152,527                $  180,493
                                                                              ====================      =====================


                               HUFFY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar Amounts in Thousands)
                                  (Unaudited)

                                                                                              Six Months Ended
                                                                                  ------------------------------------------
                                                                                     June 30, 2001            July 1, 2000
                                                                                  -------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings (loss) from continuing operations                                        $  1,762                $   (485)

   Adjustments to reconcile net earnings (loss) to net cash provided by (used
   in) operating activities:
      Depreciation and amortization                                                         2,600                   2,673
      Gain on sale of property, plant and equipment                                             -                    (312)

      Extraordinary charge for early extinguishment of debt                                     -                    (848)

      Deferred federal income tax expense                                                     991                       -
      Changes in assets and liabilities:
         Accounts and notes receivable, net                                                32,538                 (21,286)

         Inventories                                                                        7,670                  (7,144)

         Prepaid expenses and federal income taxes                                           (254)                 (1,169)

         Other assets                                                                      (1,563)                 (1,928)

         Accounts payable                                                                    (607)                  7,354
         Accrued expenses and other current liabilities                                   (10,872)                 (6,231)

         Other long-term liabilities                                                         (879)                  2,430
         Other                                                                                  -                     154
                                                                                  -------------------     ------------------

            Net cash provided by (used in) continuing operating activities                 31,386                 (26,792)


   Discontinued operations:
      Earnings from discontinued operations                                                     -                   4,704

      Items not affecting cash, net                                                             -                   2,092

      Cash used in discontinued operations                                                      -                  (9,868)
                                                                                  -------------------     ------------------
         Net cash used in discontinued operating activities                                     -                  (3,072)
                                                                                  -------------------     ------------------
         Net cash provided by (used in) operating activities                               31,386                 (29,864)

============================================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:

      Capital expenditures                                                                 (1,402)                 (1,492)

      Acquisition of businesses                                                                 -                       -
      Proceeds from sale of property, plant and equipment                                       -                   1,526
                                                                                  -------------------     ------------------
          Net cash provided by (used in) investing activities                              (1,402)                     34

============================================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:

      Net increase (decrease) in short-term borrowings                                    (17,656)                 21,839
      Reduction of long-term debt                                                               -                 (60,229)

      Issuance of long-term debt                                                                -                  50,704
      Issuance of common shares                                                               286                      69
      Dividends paid                                                                            -                    (856)
                                                                                  -------------------     ------------------
          Net cash provided by (used in) financing activities                             (17,370)                 11,527

============================================================================================================================
   Net change in cash and cash equivalents                                                 12,614                 (18,303)

      Cash and cash equivalents:
         Beginning of the year                                                              4,334                  20,190
                                                                                  -------------------     ------------------
         End of the six month period                                                     $ 16,948                $  1,887

============================================================================================================================

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar Amounts in Thousands)


Note 1: Footnote disclosure, which would substantially duplicate the disclosure contained in the Annual Report to Shareholders for the year ended December 31, 2000, has not been included. The unaudited interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary to a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Huffy Corporation as of June 30, 2001. All such adjustments are of a normal recurring nature.

Note 2: On July 16, 2001, the company executed a definitive agreement to purchase the trademarks and selected cycling assets of Schwinn/GT Corp. Under the terms of the agreement, Huffy will pay an amount estimated to be in excess of $60.0 million for the brands and trademarks of Schwinn/GT and for the inventory, accounts receivable and certain other assets of the cycling business.

           Schwinn/GT has commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code. In accordance with Section 363 of the Bankruptcy Code, other companies will have an opportunity to submit bids through a court supervised competitive bidding process.

           On August 3, 2001, the United States Bankruptcy Court for the District of Colorado issued an order accepting Huffy Corporation's contract with Schwinn/GT as the baseline bid for certain cycling assets of Schwinn/GT Corp. and approving the bidding protections and breakup fee requested by Huffy Corporation. The accelerated waiting period under the Hart-Scott-Rodino Act expired on August 2, 2001 without comment, allowing a sale to Huffy Corporation to proceed without further Federal Trade Commission or Department of Justice action or approval.

           In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over the respective estimable useful life to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. As the potential acquisition of the assets of Schwinn/GT Corp. is in the early stages, the impact of SFAS No. 141 and 142 on the consolidated financial statements is not yet determinable.

Note 3: Inventories of Huffy Bicycle Company and Huffy Sports Company are at cost (not in excess of market) determined by the FIFO method. The components of inventories are as follows:

                                                 June 30,         December 31,
                                                    2001               2000
                                               ------------       -------------
                  Finished Goods                  $30,234             $39,284
                  Work-in-Progress                    148                 147
                  Raw Materials & Supplies          5,272               3,893
                                               -------------        -----------
                                                  $35,654             $43,324
                                               =============        ============

Note 4: During the fourth quarter of 1999, the Company closed its remaining domestic bicycle manufacturing facilities in Farmington, Missouri and Southaven, Mississippi and reconfigured its bicycle operations. During the first quarter of 2000, the Company increased imports from a global network of sourcing partners to offset this loss of production capacity. Closing the plants eliminated the costs required to operate the facilities and completed Huffy Bicycle Company's transformation from a single brand manufacturer and marketer of bicycles, to a multi-brand design, marketing and distribution company. During the second quarter of 2000, reconfiguration charges included severance and related benefits ($239); and facility shutdown and related costs ($1,371). During the first half of 2000, reconfiguration charges included severance and related benefits ($872); and facility shutdown and related costs ($2,456).

Note 5. The Company classifies its operations into a single integrated business segment.

Note 6: The Company adopted SFAS 133 as of January 1, 2001, which did not have a material impact on the Company's financial position or results of operations. The Company's use of derivative financial instruments is de minimis.

Note 7: The components of comprehensive income are immaterial and are therefore not disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    THREE AND SIX MONTHS ENDED JUNE 30, 2001
                                COMPARED TO THE
                    THREE AND SIX MONTHS ENDED JULY 1, 2000
              (Dollar Amounts in Thousands, Except Per Share Data)

NET EARNINGS
------------
For the second quarter of 2001, Huffy Corporation ("Huffy" or "Company") had net earnings from continuing operations of $768, or $0.07 per common share, versus $636 or $0.06 for the same period last year. Earnings for the second quarter of 2000 include a pretax charge of $1,610, or approximately $0.10 per common share, for the reconfiguration of the bicycle business. The second quarter 2000 net earnings from discontinued operations were $3,875, or $0.38 per common share.

For the six months ended June 30, 2001, net earnings from continuing operations were $1,762, or $0.17 per common share, compared to a loss of $485, or $0.05 per common share, in the first half of 2000. The first half of 2000 included a pretax charge of $3,328, or $0.21 per common share, for charges related to the bicycle reconfiguration and a pretax charge of $541, or $0.03 per common share for refinancing charges. An extraordinary loss of $848, or $0.08 per common share, related to early debt extinguishments, was also recorded in the first six months of 2000.

NET SALES
---------
Consolidated net sales for the quarter ended June 30, 2001 were $86,864, a decrease of 28.8% over sales of $122,029 for the same quarter in 2000. This sales decrease was the result of a weakened economy and significant inventory reduction programs at the retail level. Although sales at the Huffy Bicycle Company and Huffy Service First were below the prior year, the Huffy Sports Company experienced improved sales during the second quarter of 2001 with sales of 17.7% over the same period last year.

For the six months ended June 30, 2001, consolidated net sales were $168,107, a decrease of 24.3% from $222,097 in the same period last year. Continuing weakness in the overall economy and retail environment coupled with unfavorable product mix shifts toward lower priced bicycles, and decreased demand for scooters hampered sales in first half of 2001. Lower bicycle sales also created weaker demand for assembly services during the first half of 2001.

GROSS PROFIT
------------
Gross profit for the quarter ended June 30, 2001 was $12,077, or 13.9% of net sales, compared to $17,064, or 14.0% of net sales, for the quarter ended July 1, 2000. Huffy Sports Company provided a strong margin contribution during the second quarter. That contribution, along with aggressive cost control throughout the Company offset weaker margins at the Bicycle and Service companies.

For the first six months of 2001, gross profit was $23,712, or 14.1% of net sales, compared to $31,826, or 14.3% of net sales, last year. Although year to date margins were unfavorably impacted by product mix and volume, they remained nearly flat with last year due to ongoing cost reduction efforts and aggressive foreign sourcing programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative expenses were $11,089 for the second quarter of 2001, compared to $11,601 for the same period in 2000. This result was driven by lower volume related selling expenses and strong cost controls implemented during the second half of 2000 and 2001.

Selling, general and administrative expenses for the first half of 2001 were $21,132 versus $24,496 in the first six months of 2000. These lower current year expenses are reflective of steps taken in 2000 to properly align SG&A expense with the revised operating structure.

NET INTEREST EXPENSE
--------------------
Interest costs for the second quarter of 2001 dropped to $86 from $2,538 for the same period last year. The Company has been in an investing position since the first quarter and 2001 interest costs represent the amortization of financing costs, letter of credit and non-usage revolver charges.

During the first half of 2001, cash flow from operations were sufficient to repay all outstanding debt, and to generate a positive cash balance of $16,948 on June 30, 2001. In addition, the amended loan facility, put in place in January 2001, reduced incremental borrowing rates.

SCHWINN/GT CORP. ACQUISITION
----------------------------
On July 16, 2001, the company executed a definitive agreement to purchase the trademarks and selected cycling assets of Schwinn/GT Corp. Under the terms of the agreement, Huffy will pay an amount estimated to be in excess of $60.0 million for the brands and trademarks of Schwinn/GT and for the inventory, accounts receivable and certain other assets of the cycling business.

Schwinn/GT has commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code. In accordance with Section 363 of the Bankruptcy Code, other companies will have an opportunity to submit bids through a court supervised competitive bidding process.

On August 3, 2001, the United States Bankruptcy Court for the District of Colorado issued an order accepting Huffy Corporation's contract with Schwinn/GT as the baseline bid for certain cycling assets of Schwinn/GT Corp. and approving the bidding protections and breakup fee requested by Huffy Corporation. The accelerated waiting period under the Hart-Scott-Rodino Act expired on August 2, 2001 without comment, allowing a sale to Huffy Corporation to proceed without further Federal Trade Commission or Department of Justice action or approval.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over the respective estimable useful life to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. As the potential acquisition of the assets of Schwinn/GT Corp. is in the early stages, the impact of SFAS No. 141 and 142 on the consolidated financial statements is not yet determinable.

SALE OF WASHINGTON INVENTORY SERVICE
------------------------------------
On November 3, 2000, the Company sold its Washington Inventory Service subsidiary to WIS Acquisition Corp., a subsidiary of WIS Holdings Corp., pursuant to a previously announced Agreement and Plan of Reorganization dated September 20, 2000, for $84,750 cash, subject to certain post-closing adjustments. The results for Washington Inventory Service have been classified as discontinued operations in the Consolidated Statement of Earnings. The Company applied the proceeds from the sale, net of expenses, to repayment of all of its senior notes and senior subordinated notes and a portion of its revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
On January 31, 2001, the Company entered into an Amended and Restated Loan and Security Agreement. The $75 million revolving credit facility is secured by all assets of the Company and its affiliates and will expire on December 31, 2002, with a 12-month renewal option.

As of June 30, 2001, the Company had $52,471 available on its revolving credit facility and had no outstanding balance. The Company expects existing cash, cash flow from operations, and its revolving credit facility will be sufficient to finance seasonal working capital needs and capital expenditures in the coming year.

ENVIRONMENTAL
-------------
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is possible that these costs will be incurred and can be reasonably estimated.

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

The Company has recorded environmental accruals, based upon the information available, that are adequate to satisfy known remediation requirements. The total accrual for estimated environmental remediation costs related to the Superfund site and other potential environmental liabilities was approximately $7,865 at June

30, 2001. This accrual has not been discounted, and management expects that the majority of expenditures relating to costs currently accrued will be made over the next year. As a result of factors such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites, and the allocation of costs among potentially responsible parties, estimated costs for future environmental compliance and remediation are necessarily imprecise and it is not possible to fully predict the amount or timing of future environmental remediation costs which may subsequently be determined.

Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's financial condition, liquidity, or its ongoing results of operations. However, such costs could be material to results of operations in a future period.

IMPACT ON RECENTLY ISSUED ACCOUNTING STANDARDS

In July, 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Tangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that all purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and Statement 142 effective January 1, 2001. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $8,038, which will be subject to the transition provisions of Statements 141 and 142. Amortization expenses related to goodwill was $726 and $362 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statement 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------
The Company along with numerous California water companies and other potentially responsible parties ("PRPs") for the Baldwin Park Operable Unit of the San Gabriel Valley Superfund (see Note 10 to the Company's financial statements in
Exhibit 13 of the Company's report on form 10K, dated March 6, 2001) have been named in thirteen civil lawsuits which allege claims related to the contaminated groundwater in the Azusa, California area (collectively, the "San Gabriel Cases").

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

ITEM 5:    OTHER INFORMATION
           -----------------

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

a. Exhibits - The exhibits, as shown in the "Index of Exhibits" attached hereto, are to be filed as a part of this report

b. The Company filed three reports on Form 8-K dated July 2, 2001, July 16, 2001, and July 17, 2001 with the Securities and Exchange Commission regarding a work stoppage at its Huffy Sports, Sussex, WI facility; the offer to purchase the Schwinn/GT assets; and earnings for the second quarter, 2001, respectively.


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


                                      HUFFY CORPORATION, Registrant



       August 13, 2001                   /s/ Timothy G. Howard
--------------------------              ---------------------------------
Date                                       Timothy G. Howard
                                           Vice President - Corporate Controller
                                           (Principal Accounting Officer)

                                                  INDEX OF EXHIBITS


Exhibit
  No.                             Item
-------         --------------------------------------------------------------

  (2)             Incorporated by reference to Form 8-K, dated July 16, 2001

  (3)             Not applicable

  (4)             Not applicable

(10)              Not applicable

(11)              Not applicable

(15)              Not applicable

(18)              Not applicable

(19)              Not applicable

(22)              Not applicable

(23)              Not applicable

(24)              Not applicable

(99)              Not applicable