Form 10-Q
period 2001-09-29
HUFFY CORP
filed 2001-11-13
CIK 225463

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                         September 29, 2001
                  --------------------------------------------------------------
                                               OR

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

                     225 Byers Road, Miamisburg, Ohio 45342
                     --------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                  Yes         No
                                      -----      ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding Shares:        10,380,475        as of         November 13, 2001
                    ------------------------       -----------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS  COMPANY FOR WHICH REPORT IS FILED:
         --------------------

                                HUFFY CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (unaudited)

                                                             Three Months Ended                       Nine Months Ended
                                                        -------------------------------       -------------------------------
                                                         September          September           September          September
                                                          29, 2001           30, 2000            29, 2001           30, 2000
                                                        ------------       ------------       ------------       ------------

Net sales                                               $     77,945       $    123,875       $    246,052       $    345,972
Cost of sales                                                 70,268            102,034            214,663            292,305
                                                        ------------       ------------       ------------       ------------
            Gross profit                                       7,677             21,841             31,389             53,667

Selling, general and administrative expenses                  11,150             12,536             32,282             37,032
Plant closure and manufacturing
     reconfiguration                                               -             (1,817)                 -              1,511
                                                        ------------       ------------       ------------       ------------
            Operating income (loss)                           (3,473)            11,122               (893)            15,124

Other expense (income)
        Interest expense                                         377              2,885              1,293              7,440
        Interest income                                         (110)              (171)              (534)              (219)
        Other                                                    870              1,364                116              1,228
                                                        ------------       ------------       ------------       ------------
Earnings (loss) before income taxes                           (4,610)             7,044             (1,768)             6,675
Income tax expense (benefit)                                  (1,809)             2,175               (729)             2,291
                                                        ------------       ------------       ------------       ------------
        Earnings (loss) from continuing operations            (2,801)             4,869             (1,039)             4,384
                                                        ------------       ------------       ------------       ------------

Discontinued operations:
     Earnings from discontinued operations, net of
       income tax expense of $71 and $2,541                        -                160                  -              4,864
     Extraordinary gain (loss) from early
     extinguishment of debt, net of income
     tax expense (benefit) of $130 and $(369)                      -                213                  -               (635)
                                                        ------------       ------------       ------------       ------------
            Net earnings (loss)                         $     (2,801)      $      5,242       $     (1,039)      $      8,613
                                                        ============       ============       ============       ============

Earnings per common share:
  Basic:
       Weighted average number of common shares           10,323,058         10,199,664         10,269,891         10,178,679
                                                        ============       ============       ============       ============

       Earnings (loss) from continuing
          operations                                    $      (0.27)      $       0.48       $      (0.10)      $       0.43
       Earnings from discontinued operations                       -               0.02                  -               0.48
       Extraordinary earnings (loss) from early
          extinguishment of debt                                   -               0.02                  -              (0.06)
                                                        ------------       ------------       ------------       ------------
        Net earnings (loss) per common share            $      (0.27)      $       0.52       $      (0.10)      $       0.85
                                                        ============       ============       ============       ============
  Diluted:
       Weighted average number of common shares           10,323,058         10,385,678         10,269,891         10,303,365
                                                        ============       ============       ============       ============

       Earnings (loss) from continuing operations       $      (0.27)      $       0.47       $      (0.10)      $       0.43
       Earnings from discontinued operations                       -               0.01                  -               0.47
       Extraordinary gain (loss) from early
          extinguishment of debt                                   -               0.02                  -              (0.06)
                                                        ------------       ------------       ------------       ------------
          Net earnings (loss) per common share          $     ( 0.27)      $       0.50       $      (0.10)      $       0.84
                                                        ============       ============       ============       ============

                                HUFFY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts In Thousands)


                                                        September 29,    December 31,
                                                             2001            2000
                                                         (Unaudited)
                                                        -------------    ------------
ASSETS

Current assets:
    Cash and cash equivalents                             $  14,315       $   4,334
    Accounts and notes receivable, net                       52,461          79,811
    Inventories                                              34,685          43,324
    Prepaid expenses and federal income taxes                26,238          28,344
                                                          ---------       ---------

           Total current assets                             127,699         155,813
                                                          ---------       ---------

Property, plant and equipment, at cost                       45,268          43,421
    Less:  Accumulated depreciation and amortization         33,839          30,741
                                                          ---------       ---------

           Net property, plant and equipment                 11,429          12,680

Excess of cost over net assets acquired, net                  8,218           8,764
Other assets                                                  4,652           3,236
                                                          ---------       ---------

                                                          $ 151,998       $ 180,493
                                                          =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable                                         $       -       $  17,656
    Current installments of long-term obligations                 -               -
    Accounts payable                                         35,201          28,015
    Accrued expenses and other current liabilities           27,438          43,999
                                                          ---------       ---------

           Total current liabilities                         62,639          89,670
                                                          ---------       ---------

Long-term obligations, less current installments                  -               -
Other long-term liabilities                                  16,256          17,692
                                                          ---------       ---------

           Total liabilities                                 78,895         107,362
                                                          ---------       ---------

Shareholders' equity:
    Common stock                                             16,825          16,704
    Additional paid-in capital                               67,037          66,204
    Retained earnings                                        81,813          83,557
    Accumulative comprehensive income                        (2,323)         (2,676)
    Less:  cost of treasury shares                           90,249          90,658
                                                          ---------       ---------

           Total shareholders' equity                        73,103          73,131
                                                          ---------       ---------

                                                          $ 151,998       $ 180,493
                                                          =========       =========

                                HUFFY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                -----------------------------
                                                                                September 29,   September 30,
                                                                                     2001           2000
                                                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings (loss) from continuing operations                                  $ (1,039)      $  4,384

   Adjustments to reconcile net earnings (loss) to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                                                   3,801          4,178
      Loss (gain) on sale of property, plant and equipment                               64         (3,050)
      Extraordinary charge for early extinguishment of debt                               -           (635)
      Deferred federal income tax expense                                             2,904          4,045
      Changes in assets and liabilities:
         Accounts and notes receivable, net                                          27,350        (16,785)
         Inventories                                                                  8,639        (14,555)
         Prepaid expenses and federal income taxes                                     (798)        (3,119)
         Other assets                                                                (1,417)        (1,157)
         Accounts payable                                                             7,186)        13,646
         Accrued expenses and other current liabilities                             (16,561)          (281)
         Other long-term liabilities                                                 (1,788)        (4,120)
         Other                                                                            -            154
                                                                                   --------       --------

            Net cash provided by (used in) continuing operating activities           28,341        (17,295)

   Discontinued operations:
      Earnings from discontinued operations                                               -          4,864
      Items not affecting cash, net                                                       -          3,266
      Cash used in discontinued operations                                                -        (10,864)
                                                                                   --------       --------
         Net cash used in discontinued operating activities                               -         (2,734)
                                                                                   --------       --------
         Net cash provided by (used in) operating activities                         28,341        (20,029)
============================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:

      Capital expenditures                                                           (2,067)        (1,889)
      Acquisition of businesses                                                           -              -
      Proceeds from sale of property, plant and equipment                                 -          5,754
                                                                                   --------       --------
          Net cash provided by (used in) investing activities                        (2,067)         3,865
============================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:

      Net increase (decrease) in short-term borrowings                              (17,656)        17,559
      Reduction of long-term debt                                                         -        (17,262)
      Issuance of common shares                                                       1,363            855
      Dividends paid                                                                      -           (856)
                                                                                   --------       --------
          Net cash provided by (used in) financing activities                       (16,293)           296
============================================================================================================
   Net change in cash and cash equivalents                                            9,981        (15,868)
      Cash and cash equivalents:
         Beginning of the year                                                        4,334         20,190
                                                                                   --------       --------
         End of the nine month period                                              $ 14,315       $  4,322
============================================================================================================

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar Amounts in Thousands)


Note 1: Footnote disclosure, which would substantially duplicate the disclosure contained in the Annual Report to Shareholders for the year ended December 31, 2000, has not been included. The unaudited interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary to a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Huffy Corporation as of September 29, 2001. All such adjustments are of a normal recurring nature.

Note 2: Huffy Corporation disclosed in the second quarter 10-Q that it had executed a purchase agreement to purchase the trademarks and selected cycling assets of Schwinn/GT Corp. In September 2001, the United States Bankruptcy Court for the District of Colorado conducted an auction for the assets of Schwinn/GT Corporation in accordance with
           Section 363 of the Bankruptcy Code. At the auction, the purchase price increased to a level at which Huffy elected to withdraw from the auction. The purchase agreement provided for a break-up fee of $1.25 million that was received in late September. Costs incurred exceeded the break-up fee by $820 and were included in the third quarter 2001 as other expense on the Consolidated Statement of Earnings.

Note 3: Inventories of Huffy Bicycle Company and Huffy Sports Company are at cost (not in excess of market) determined by the FIFO method. The components of inventories are as follows:

                                                               September 29,             December 31,
                                                                    2001                     2000
                                                              ---------------          ---------------
                  Finished Goods                                     $30,714                  $39,284
                  Work-in-Progress                                       148                      147
                  Raw Materials & Supplies                             3,823                    3,893
                                                              ---------------          ---------------
                                                                     $34,685                  $43,324
                                                              ===============          ===============


Note 4: During the fourth quarter of 1999, the Company closed its remaining domestic bicycle manufacturing facilities in Farmington, Missouri and Southaven, Mississippi and reconfigured its bicycle operations. During the first quarter of 2000, the Company increased imports from a global network of sourcing partners to offset this loss of production capacity. Closing the plants eliminated the costs required to operate the facilities and completed Huffy Bicycle Company's transformation from a single brand manufacturer and marketer of bicycles, to a multi-brand design, marketing and distribution company. During the third quarter of 2000, reconfiguration charges included severance and related benefits ($195); and facility shutdown and related benefits $2,012. During the first nine months of 2000, reconfiguration charges included severance and related benefits ($1,067); and facility shutdown and related costs ($444).

Note 5. The Company classifies its operations into a single integrated business segment.

Note 6: The Company adopted SFAS 133 as of January 1, 2001, which did not have a material impact on the Company's financial position or results of operations. The Company's use of derivative financial instruments is de minimis.

           In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Tangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

           As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $8,038, which will be subject to the transition provisions of Statements 141 and 142. Amortization expenses related to goodwill was $726 and $547 for the year ended December 31, 2000 and the nine months ended September 29, 2001, respectively. Because of the extensive effort needed to comply with adopting Statement 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

           In June 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset.

           Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain on settlement.

           The Company is required and plans to adopt the provisions of Statement No. 143 for the quarter ending March 31, 2003. To accomplish this, the Company must identify legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations at the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor those obligations. Because of the effort necessary to comply with the adoption of Statement No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

           On October 3, 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for

           Long-Lived Assets to be Disposed of, it retains many of the fundamental provisions of that Statement.

           Statement No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Option No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed by sale, abandonment, or in a distribution to owners, or is classified as held for sale.

           The Company is required and plans to adopt the provisions of Statement No. 144 for the quarter ending March 31, 2002. Because of the effort necessary to comply with the adoption of Statement No. 144, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

Note 7: The components of comprehensive income are immaterial and are therefore not disclosed.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2001
                                 COMPARED TO THE
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
              (Dollar Amounts in Thousands, Except Per Share Data)

NET EARNINGS
------------
For the third quarter of 2001, Huffy Corporation ("Huffy" or "Company") had a net loss from continuing operations of $2,801, or $0.27 per common share, versus net earnings from continuing operations of $4,869 or $0.47 for the same period last year. Earnings for the third quarter of 2000 include a pretax benefit of $1,670, or approximately $0.11 per common share, for the reconfiguration of the bicycle business. The third quarter 2000 net earnings from discontinued operations were $160, or $0.01 per common share, while an extraordinary gain from the early extinguishment of debt added $213, or $0.02, per common share.

For the nine months ended September 29, 2001, the net loss from continuing operations was $1,039, or $0.10 per common share, compared to earnings from continuing operations of $4,384, or $0.43, per common share, in the first nine months of 2000. The nine months of 2000 included a pretax charge of $1,511 ($992 after tax), or $0.10 per common share, for charges related to the bicycle reconfiguration and a pretax charge of $688 ($452 after tax), or $0.04 per common share for refinancing charges. Net earnings from discontinued operations were $4,864, or $0.47 per common share in the first three quarters of 2000. An extraordinary loss of $635 or $0.06 per common share, related to early debt extinguishments, was also recorded in the first nine months of 2000.

NET SALES
---------
Consolidated net sales for the quarter ended September 29, 2001 were $77,945, a decrease of 37.1% over sales of $123,875 for the same quarter in 2000. This sales decrease was almost all attributable to lower sales of Micro(R) scooters. Huffy sold almost $44,000 of scooters in the third quarter of 2000 and had only minimal scooter sales in the third quarter of 2001. Basketball products experienced improved sales during the third quarter of 2001 with sales 10.6% over the same period last year, while improving merchandising revenue contributed to a 2.7% increase in retail service revenue compared to the same period last year.

For the nine months ended September 29, 2001, consolidated net sales were $246,052, a decrease of 28.9% from $345,972 in the same period last year. The events of September 11 and continuing weakness in the overall economy, coupled with unfavorable product mix shifts toward lower priced bicycles, and decreased demand for scooters resulted in lower sales in 2001. Lower bicycle sales also created weaker demand for assembly services in 2001.

GROSS PROFIT
------------
Gross profit for the quarter ended September 29, 2001 was $7,677, or 9.8% of net sales, compared to $21,841 or 17.6% of net sales, for the quarter ended September 30, 2000. Basketball products and retailer services provided a strong margin contribution during the third quarter. That contribution, along with aggressive cost control throughout the Company, offset weaker bicycle margins.

For the first nine months of 2001, gross profit was $31,389, or 12.8% of net sales, compared to $53,667, or 15.5% of net sales, last year. Improved year to date margins from retail services, ongoing cost reduction efforts company-wide, and aggressive foreign sourcing programs partially offset the effect of lower sales of high margin scooters in the current year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative expenses were $11,150 for the third quarter of 2001, compared to $12,536 for the same period in 2000. This result was driven by lower volume related selling expenses and effective cost controls implemented during the third quarter of 2001.

Selling, general and administrative expenses for the first nine months of 2001 were $32,282 versus $37,032 in the first nine months of 2000. These lower current year expenses are reflective of steps taken throughout the year to properly align SG&A expense with the revised operating structure and sales volume.


NET INTEREST EXPENSE
--------------------
Net interest costs for the third quarter of 2001 dropped to $267 from $2,714 for the same period last year. The Company has been debt free, with cash invested since the first quarter of 2001, interest expense is comprised of amortization of financing costs, letter of credit and non-usage revolver fees.

During the nine months of 2001, cash flow from operations was sufficient to repay all outstanding debt, and to generate a positive cash balance of $14,315 on September 29, 2001. In addition, the amended loan facility, put in place in January 2001, reduced incremental borrowing rates.

SCHWINN/GT CORP. ACQUISITION
----------------------------
Huffy Corporation disclosed in the second quarter 10-Q that it had executed a purchase agreement to purchase the trademarks and selected cycling assets of Schwinn/GT Corp. In September 2001, the United States Bankruptcy Court for the District of Colorado conducted an auction for the assets of Schwinn/GT Corporation in accordance with section 363 of the Bankruptcy Code. The purchase agreement provided for a break-up fee of $1,250 that was received in late September. Costs incurred exceeded the break-up fee by $820 and were included in the third quarter results. The expenses not covered by the breakup fee are classified as other expense on the Consolidated Statement of Earnings.

SALE OF WASHINGTON INVENTORY SERVICE
------------------------------------
On November 3, 2000, the Company sold its Washington Inventory Service subsidiary to WIS Acquisition Corp., a subsidiary of WIS Holdings Corp., pursuant to a previously announced Agreement and Plan of Reorganization, dated September 20, 2000, for $84,750 cash, subject to certain post-closing adjustments. The results for Washington Inventory Service have been classified as discontinued operations in the Consolidated Statement of Earnings. The Company applied the proceeds from the sale, net of expenses, to repayment of all of its senior notes and senior subordinated notes and a portion of its revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
On January 31, 2001, the Company entered into an Amended and Restated Loan and Security Agreement. The $75 million revolving credit facility is secured by all assets of the Company and its affiliates and will expire on December 31, 2002, with a 12-month renewal option.

As of September 29, 2001, the Company had $50,676 available on its revolving credit facility and had no outstanding balance. The Company expects existing cash, cash flow from operations, and its revolving credit facility will be sufficient to finance seasonal working capital needs and capital expenditures in the coming year.

ENVIRONMENTAL
-------------
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated.

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

The Company has recorded environmental accruals, based upon the information available, that are adequate to satisfy known remediation requirements. The total accrual for estimated environmental remediation costs related to the Superfund site and other potential environmental liabilities was approximately $7,419 at September 29, 2001. This accrual has not been discounted, and management expects that the majority of expenditures relating to costs currently accrued will be made over the next year. As a result of factors such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites, and the allocation of costs among potentially responsible parties, estimated costs for future environmental compliance and remediation are necessarily imprecise and it is not possible to fully predict the amount or timing of future environmental remediation costs which may subsequently be determined.

Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's financial condition, liquidity, or its ongoing results of operations. However, such costs could be material to results of operations in a future period.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------
In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Tangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $8,038, which will be subject to the transition provisions of Statements 141 and 142. Amortization expenses related to goodwill was $726 and $547 for the year ended December 31, 2000 and the nine months ended September 29, 2001, respectively. Because of the extensive effort needed to comply with adopting Statement 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

In June 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset.

Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain on settlement.

The Company is required and plans to adopt the provisions of Statement No. 143 for the quarter ending March 31, 2003. To accomplish this, the Company must identify legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations at the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor those obligations. Because of the effort necessary to comply with the adoption of Statement No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

On October 3, 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, it retains many of the fundamental provisions of that Statement.

Statement No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Option No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed by sale, abandonment, or in a distribution to owners, or is classified as held for sale.

The Company is required and plans to adopt the provisions of Statement No. 144 for the quarter ending March 31, 2002. Because of the effort necessary to comply with the adoption of Statement No. 144, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.


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

As of January 2001, the cases have been stayed for a variety of reasons, including a number of demurrers and writs taken in the Appellate Division, relating primarily to the California Public Utilities Commission ("PUC") investigation described below. The resulting Appellate Division decisions are currently under review by the California Supreme Court, and thus a stay is still technically in place over all of the aforementioned cases. The court had also ordered that a stay of certain of the cases would remain in place until such time as a coordination judge was formally assigned to those cases. The Coordination Judge assignment took place in January 2001, and thus, the explicit stay was lifted. However, the cases remain inactive as the California Supreme Court continues its consideration of the demurrers and writs. The California Supreme Court held oral arguments on November 7, 2001. No decision has been issued.

The Company, along with the other PRPs for the Baldwin Park Operable Unit of the San Gabriel Valley Superfund Site (the "BPOU"), has also been named in four civil lawsuits filed by water purveyors. The water purveyor lawsuits allege CERCLA, property damage, nuisance, trespass and other claims related to the contaminated groundwater in the BPOU (collectively, the "Water Entity Cases"). The Company was named as a direct defendant by the water purveyor in two of these cases, and was added as a third party defendant in the two others by Aerojet General Corporation, which, in those cases, was the only PRP sued by the water purveyors.

As of this date, the Water Entity Cases have been filed, but not served and are in their initial stages. Thus, it is impossible to currently predict the outcome of any of the actions. Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's financial condition, liquidity, or its ongoing results of operations. However, such costs could be material to results of operations in a future period.

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

ITEM 5:    OTHER INFORMATION
           -----------------

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

a. Exhibits - The exhibits, as shown in the "Index of Exhibits" attached hereto are applicable to be filed as a part of this report.

b. There were no reports on Form 8-K filed for the quarter ending September 29, 2001.

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


                                       HUFFY CORPORATION, Registrant



       November 13, 2001                  /s/ Timothy G. Howard
---------------------------            -------------------------------------
Date                                      Timothy G. Howard
                                          Vice President - Corporate Controller
                                          (Principal Accounting Officer)

                                INDEX OF EXHIBITS


Exhibit
  No.                    Item
-------         ---------------------------------------------

 (2)              Not applicable

 (3)              Not applicable

 (4)              Not applicable

(10)              Not applicable

(11)              Not applicable

(15)              Not applicable

(18)              Not applicable

(19)              Not applicable

(22)              Not applicable

(23)              Not applicable

(24)              Not applicable

(99)              Not applicable