Form 10-K405
period 2001-12-31
HUFFY CORP
filed 2002-02-21
CIK 225463

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant, as of January 31, 2002, was $63,405,504.

         The number of shares outstanding of each of the registrant's classes of Common Stock, as of January 31, 2002, was 10,387,422.

                  "Index to Exhibits" at page 39 of this Report

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

Huffy Bicycle Company including Royce Union Bicycle Company and American Sports Design Company, Huffy Sports Company and Huffy Service First, Inc. operate as one business segment providing consumer products and services. Principal products and services include wheeled products, basketball backboards, and related products, and assembly, repair and merchandising services sold to retail customers. Sales of wheeled products represented 55.8 percent, 70.1 percent and
62.6 percent of consolidated revenues of the Company for the years ended December 31, 2001, 2000, and 1999. Sales of portable basketball backboards, poles, and goals represented 20.4 percent, 12.7 percent, and 12.4 percent of consolidated revenues of the Company for the years ended December 31, 2001, 2000, and 1999. In-store assembly and repair services provided by Huffy Service First, Inc. to its customers represented 23.8 percent, 11.8 percent, and 14.3 percent of consolidated revenues of the Company for the years ended December 31, 2001, 2000, and 1999.

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

PRODUCTS, MARKETING AND DISTRIBUTION

Huffy Bicycle Company: The Huffy(R) branded wheeled products, including bicycles, scooters, and tricycles, hold a leading market position in the United States. In September 1999, in response to an unprecedented decline in Chinese bicycle pricing, the Company announced its decision to cease its United States manufacturing operations at its facilities located in Southaven, Mississippi and Farmington, Missouri. These facilities were closed in December 1999 and sold or the lease terminated, as applicable, in 2000. In 2001, the Huffy Bicycle Company terminated, effective May 2002, its shelter services agreement pursuant to which it imported wheeled products. The Huffy Bicycle Company imports Huffy(R) wheeled products from Taiwan and China. Included in the Huffy(R) product line are adult all-purpose bicycles; adult all-terrain bicycles; a series of innovative boys' and girls' 20" bicycles; a series of popular children's 12" and 16" sidewalk bicycles; scooters and tricycles. In 1996, the Company purchased the Rebike(R) business which produces a line of recumbent style bicycles and in December 1997, the Company acquired the assets of Royce Union Bicycle Company, which participates in the growing sporting goods distribution channel. In addition, in July 1999, the Company acquired the assets of American Sports Design Company, which markets and distributes high-end bicycles primarily available over the World Wide Web, through distributors and directly from the Company's advertised order center. Huffy(R) wheeled products are extensively advertised and are sold predominantly through national and regional high volume retailers, a distribution network accounting for approximately 85 percent of all wheeled products sold in the United States. Approximately 80 percent of Huffy Bicycle Company's wheeled products are sold under the Huffy(R) brand name with the balance being sold under private label or other Company brands.

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

Huffy Service First, Inc.: Huffy Service First, Inc., a wholly-owned subsidiary of the Company, headquartered in Miamisburg, Ohio, serves the needs of major retailers in 50 states, Puerto Rico, Guam and the Virgin Islands by providing in-store and in-home assembly and repair, and in-store display services for a variety of products, including, among other things, wheeled products, such as for bicycles, and also for barbeque grills and lawn mowers, physical fitness equipment, and furniture. Huffy Service First, Inc. is the only assembly service business of this kind available to high volume retailers on a nationwide basis. Huffy Service First, Inc. also offers merchandising services (product resets and periodic maintenance of displays) to manufacturers who supply high volume retailers.

RAW MATERIALS

Basic materials such as raw steel, steel and aluminum tubing, plastic, resins, and welding materials used in the Huffy Sports Company domestic manufacturing operations are purchased primarily from domestic sources. Alternate sources are available for all critical products and components, but the sudden loss of any major supplier could cause a temporary negative effect on Huffy Sports Company's operations.

PATENTS, TRADEMARKS AND LICENSES

The patents, trademarks (including the registered trademarks "Huffy" and "Huffy Sports"), licenses (including the license to use the NBA logo) and other proprietary rights of the companies are deemed important to the Company. Generally, the NBA license has five-year terms which are renegotiated upon termination. The loss by the Company of its rights under any individual patent, trademark (other than "Huffy"), license or other proprietary right would not have a material adverse effect on the Company. The Company's patents, by law, have a limited life, and patent rights expire periodically. The loss of the registered trademark "Huffy" could have a material adverse effect on the Company. The Company has no reason to believe that anyone has rights to either the "Huffy" trademark or the products for which the Company uses such trademarks.

SEASONALITY AND INVENTORY

Due to the relatively short lapse of time between placement of orders for products and shipments, the Company normally does not consider its backlog of orders as significant. Because of rapid delivery requirements of their customers, the product companies maintain sufficient quantities of inventories of finished goods to meet their customers' requirements. Sales of wheeled products are seasonal in that sales tend to be higher in the Spring and Fall of each year. Basketball products tend to have varying degrees of seasonality, none of which are significant to the operations of the Company. The demand for services provided by Huffy Service First, Inc. is seasonal in that assembly service demand is generally strongest in Spring and at the Winter holiday season.

COMPETITION AND CUSTOMERS

In the high volume retailer bicycle business, Huffy Bicycle Company has numerous competitors in the United States market, two of which are major competitors. Even though competition in the bicycle industry is intense, Huffy Bicycle Company believes that following its transformation from a single brand manufacturer of bicycles to a multibrand design, marketing and distribution company, it is cost competitive in the high volume retailer bicycle market and that its decision to import, rather than manufacture, its wheeled products will allow it to profitably maintain a leading market position. Huffy Bicycle Company's ability to provide its customers with low cost, innovative new products has enabled it to maintain its market position despite the marketing efforts of domestic competitors and competitors from Taiwan, China, and other nations. Huffy Sports Company has several competitors of which one is currently a major competitor. Huffy Sports Company maintains its competitive position by offering its customers high quality, innovative products at competitive prices and by supporting its products with outstanding customer service. Huffy Service First, Inc. has numerous competitors in the United States market, none of which is a major national competitor in the in-store and in-home assembly service business and three of which are major competitors in the merchandising services business. Huffy Service First, Inc. believes it remains competitive due to its nationwide network of operations, competitive pricing and full service solution marketing approach. Sales to two customers, [Kmart and Wal*Mart] aggregated over ten percent or more of the Company's consolidated revenues from each such customer for the year ended December 31, 2001, and the loss of any one of these customers could have a material adverse effect on the Company and its subsidiaries as a whole.

The number of persons employed full-time by the Company as of December 31, 2001, was 1,136.

ITEM 2.   PROPERTIES

Location and general character of the principal plants and other materially important physical properties of the Company as of January 2, 2002.


                                                                                                               OWNED OR
                                                                                                              EXPIRATION
                                            BUILDING                                           AREA              DATE
LOCATION                                   DESCRIPTION                                       (SQ. FT.)         OF LEASE
--------                                   -----------                                       ---------         --------

Miamisburg, Ohio                    Offices and display and warehouse facilities              47,000              2011(1)
                                    (Corporate and Huffy Service First, Inc.)
Springboro, Ohio                    Offices and warehouse facility                            69,220              2005(2)
                                    (Huffy Bicycle Company)
Sussex, Wisconsin                   Offices and manufacturing                                192,000              2004(3)
                                    (Huffy Sports Company)

(1) Subject to two consecutive options to renew for additional terms of five years each.

(2)      Subject to one option to renew for an additional term of five years.

(3) Subject to an option to purchase during the term of or at the expiration of the lease.


All of the Company's facilities are in good condition and are considered suitable for the purposes for which they are used. The Sussex, Wisconsin manufacturing facility normally operates on a one full shift basis, with second shift operations scheduled as needed.

ITEM 3.   LEGAL PROCEEDINGS

The Company along with numerous California water companies and other potentially responsible parties ("PRPs") for the Baldwin Park Operable Unit of the San Gabriel Valley Superfund (see Note 10 to the Company's financial statements regarding the Superfund in which a tentative remediation settlement has been reached) have been named in fourteen civil lawsuits which allege claims related to the contaminated groundwater in the Azusa, California area (collectively, the "San Gabriel Cases").

As of January 2002, the cases have been stayed for a variety of reasons, including a number of demurrers and writs taken in the Appellate Division, relating primarily to the California Public Utilities Commission ("PUC") investigation described below. The resulting Appellate Division decisions are currently under review by the California Supreme Court, and thus a stay is still technically in place over all of the aforementioned cases. The court had also ordered that a stay of certain of the cases would remain in place until such time as a coordination judge was formally assigned to those cases. The Coordination Judge assignment took place in January 2001, and thus, the explicit stay was lifted. The cases will remain temporarily inactive as the California Supreme Court, which held oral arguments on November 7, 2001, only filed its opinion on February 4, 2002 and therein remand the case to the Court of Appeal for further proceedings consistent with its opinion.

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

As of this date, the Water Entity Cases are in their initial stages. Thus, it is impossible to currently predict the outcome of any of the actions. Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's financial condition, liquidity, or its ongoing results of operations. However, such costs could be material to results of operations in a future period. As part of the tentative Superfund settlement, these cases will be dismissed.

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

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The market information and other related security holder matters pertaining to the Common Stock of the Company for the year ended December 31, 2001 set forth in Note 7 of the accompanying financial statements.

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL AND OPERATING REVIEW (UNAUDITED)
(Dollar amounts in thousands, except per share data)


                                                                 2001          2000         1999         1998         1997
                                                                 ----          ----         ----         ----         ----
SUMMARY OF OPERATIONS
Net sales                                                        $331,138     $488,181     $422,866     $468,351     $481,534
Gross profit                                                       39,950       81,342       36,723       76,178       74,038
   Selling, general, and administrative expenses                   47,607       53,763       56,158       59,723       61,825
Operating income (loss)                                           (11,370)      26,865      (57,994)      (4,865)      12,213
   Other expense (income), net                                        303        1,342          333           (3)       1,376
   Interest expense, net                                            1,128        8,428        1,816        2,542          533
Earnings (loss) before income taxes                               (12,801)      17,095      (60,143)      (7,404)      10,304
   Income tax expense (benefit)                                    (4,391)       6,429      (20,788)      (2,904)       2,715
Earnings (loss) from continuing operations                         (8,410)      10,666      (39,355)      (4,500)       7,589
   Discontinued operations                                             --       25,318        6,067        2,335        1,368
    Extraordinary loss                                                 --         (998)         --           --           --
Net earnings (loss)                                                (8,410)      34,986      (33,288)      (2,165)       8,957
----------------------------------------------------------- --------------- ------------ ------------ ------------ ------------
Earnings (loss) per common share:
   Basic          Continuing operations                             (0.82)        1.05        (3.70)       (0.37)        0.59
                  Net earnings                                      (0.82)        3.43        (3.13)       (0.18)        0.70
   Diluted        Continuing operations                             (0.82)        1.03        (3.70)       (0.37)        0.58
                  Net earnings                                      (0.82)        3.39        (3.13)       (0.18)        0.69
Common dividends declared                                              --          --         2,869        4,092        4,365
Common dividends per share                                             --          --          0.26         0.34         0.34
Capital expenditures for plant and equipment                        2,553        2,510        6,444       14,989        9,128
Weighted average common share outstanding:
   Basic                                                           10,298       10,187       10,642       12,122       12,895
   Diluted                                                         10,298       10,320       10,642       12,280       13,062
----------------------------------------------------------- --------------- ------------ ------------ ------------ ------------
FINANCIAL POSITION AT YEAR END
Total assets                                                      145,485      180,493      214,283      324,068      307,501
Working capital                                                    44,376       57,642       56,636       85,730      116,122
Net investment in plant and equipment                               9,267       12,680       19,028       53,476       51,305
Notes payable                                                         --        17,656       21,902       99,240       43,000
Long-term obligations                                                 --           --        51,348       29,110       35,482
Shareholders' equity                                               65,602       73,131       37,482       95,390      116,578
Equity per share outstanding                                         6.32         7.15         3.68         7.91         8.87
----------------------------------------------------------- --------------- ------------ ------------ ------------ ------------
CASH FLOWS
Net cash provided by (used in) continuing operating                40,786      (16,541)      12,239       21,513       (1,637)
activities
Net cash provided by (used in) discontinued operations                --        60,902       75,402       (5,878)      45,075
Net cash provided by operating activities                          40,786       44,361       87,641       15,635       43,438
Net cash provided by (used in) investing activities                (2,549)       4,867       (7,644)     (27,901)     (27,040)
Net cash provided by (used in) financing activities               (16,030)     (65,084)     (77,641)      27,984      (16,407)
Net change in cash and cash equivalents                            22,207      (15,856)       2,356       15,718           (9)
----------------------------------------------------------- --------------- ------------ ------------ ------------ ------------
PERFORMANCE MEASUREMENTS
Earnings from continuing operations as a % of net sales             N/A           2.2 %         N/A          N/A         1.6 %
Average working capital turnover                                    5.9           8.1          5.3          5.0          8.3
Return on net assets                                                N/A          15.4 %         N/A          N/A         6.8 %
Return on beginning shareholders' equity                            N/A          93.8 %         N/A          N/A         8.8 %
Current ratio                                                       1.7           1.6          1.5          1.5          1.9
Long term debt/total capital                                        0.0%          0.0 %       61.7 %       27.1 %       27.1 %
Number of common shareholders                                     3,211         3,271        3,250        3,454        3,127
----------------------------------------------------------- --------------- ------------ ------------ ------------ ------------

N/A - Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31,
2000

The Company recorded a net loss from continuing operations of $8,410, or $0.82 per common share, in 2001 compared to net earnings from continuing operations of $10,666, or $1.03 per common share in 2000. Earnings for 2001 included a pretax charge of $3,713 ($2,440 after tax), or $0.24 per common share, associated with the termination of Mexican manufacturing operations, reduction of staffing levels at Huffy Bicycle Company, and consolidation of the financial and information technology groups. On January 22, 2002, Kmart filed for reorganization under Chapter 11 of the U.S. Bankruptcy Court. The Company recorded a fourth quarter 2001 charge of $4,680 ($3,075 after tax) or $0.30 per common share, to reflect expected receivable losses from Kmart. Earnings for 2000 included a pretax charge of $714 ($446 after tax), or $0.05 per common share for reconfiguration of the bicycle business, and $702 ($438 after tax), or $0.04 per common share, for refinancing the Company. The net loss from continuing operations, excluding the reconfiguration, refinancing, and Kmart receivable charges was $2,896, or $0.28 per common share, in 2001 compared to 2000 net earnings of $11,550, or $1.12 per common share.

Net sales in 2001 were $331,138, a decrease of 32.1%, compared to net sales of $488,181 in 2000. The sales decrease was primarily attributable to lower sales of Micro(TM) scooters. The Company sold over $128,000 of scooters in 2000 and had only minimal scooter sales in 2001. The remaining decline in sales is primarily the result of a shift to opening price point products in the bicycle business. Basketball products experienced improved sales during 2001 up 7.5% over last year. Despite a strong fourth quarter, retail service revenue was down 6.2%.

Consolidated gross profit for 2001 was $39,950, or 12.1% of net sales, down from $81,342, or 16.7% of net sales in 2000. Improved margins from retail services, ongoing cost reduction efforts company-wide, and aggressive foreign sourcing programs partially offset the effect of lower sales of high margin scooters in 2000.

Selling, general, and administrative expenses of $47,607, for 2001, include a charge for the Kmart bankruptcy of $4,680. Including this charge, current year expenses are 11.5% lower than those incurred in 2000. These lower expenses are attributable to reduced variable selling and marketing costs, as well as steps taken throughout 2001 to properly align SG&A expense with the revised operating structure.

Net interest expense decreased from $8,428 in 2000 to $1,128 in 2001. The Company has been debt free, with cash invested since the first quarter of 2001. 2001 interest expense is primarily comprised of amortization of financing costs, letter of credit, and non-usage revolver fees.

Huffy Corporation disclosed in the 2001 second quarter 10-Q that it had executed a purchase agreement to purchase the trademarks and selected cycling assets of Schwinn/GT Corp. The Bankruptcy Court conducted an auction for the assets of Schwinn/GT Corporation in September 2001. The Company elected to withdraw from the bidding process and received a break-up fee of $1,250 in late September. Costs incurred exceeded the break-up fee by $506 ($332 after tax), or $0.03 per common share, and were included in 2001 results. The expenses not covered by the break-up fee are classified as other expense on the Consolidated Statement of Operations.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31,
1999

The Company recorded net earnings from continuing operations of $10,666, or $1.03 per common share, in 2000 compared to a net loss of $39,355, or $3.70 per common share, for 1999. Earnings from continuing operations for 2000 include a pretax charge of $714 ($446 after tax), or $0.05 per common share, for reconfiguration of the bicycle business, and $702 ($438 after tax), or $0.04 per common share, for refinancing the Company. The earnings for 1999 include a pretax charge of $38,559 ($25,218 after tax), or $2.37 per common share, for the reconfiguration of the bicycle business. Net earnings from continuing operations, excluding the bicycle reconfiguration charges and refinancing charges, were $11,550 or $1.12 per common share, in 2000 compared to a net loss of $14,137, or $1.33 per common share for 1999.

Net earnings from continuing operations in 2000 exclude both the operating results and the gain from the sale of Washington Inventory Service, a transaction that occurred in November 2000. Through the date of disposition, Washington Inventory Service had sales of $142,195 and net earnings of $4,537, or $0.44 per common share, compared to full year sales of $138,173 and net earnings of $119 in 1999. The gain on the sale of Washington Inventory Service was $20,781 after tax, or $2.01 per common share.

The improvement in year-over-year earnings is primarily related to the success of the bicycle reconfiguration to a multi-brand, design, marketing and distribution company. In addition, the success of two new products, the Huffy Micro(TM) scooters, and X-Games(R) bicycles contributed significantly to improved profitability.

Net sales in 2000 were $488,181, a 15.4% increase compared to net sales of $422,866 in 1999. Net sales growth was driven primarily by strong demand for X-Games(R) bicycles, Huffy Micro(TM) scooters, and merchandising services, offset by an overall softness in the sporting goods industry that negatively impacted the Huffy Sports Company's basketball backboard business.

Consolidated gross profit for 2000 was $81,342, or 16.7% of net sales, compared to $36,723, or 8.7% of net sales for 1999. The gross profit improvement is directly related to the favorable impact of the bicycle business reconfiguration, the elimination of domestic manufacturing, and new products such as the Huffy Micro(TM) scooters and X-Games(R) bicycles. This favorable impact was partially offset by volume driven margin declines at Huffy Sports and higher costs of travel and training at Huffy Service First. 1999 gross profit included an inventory write-down of $6,300, which negatively impacted gross margin by 1.5 percentage points.

Selling, general, and administrative expenses in 2000 were $53,763, a 4.3% decrease versus 1999. The decrease in selling, general, and administrative expenses is primarily the result of the Huffy Bicycle Company reconfiguration, but was also significantly impacted by SG&A reduction programs at all Huffy Companies.

Net interest expense was $8,428 in 2000, up 364% over 1999. The increase in interest expense is due to higher borrowing levels, and higher interest rates associated with the new financing package consummated in January of 2000.

Net extraordinary charges of $1,573 ($998 after taxes) were recorded in 2000 from the early extinguishment of debt. Unamortized financing costs of $2,189 were offset by interest forgiven on the subordinated note of $404 and early repayment debt forgiveness of $212 on an economic development grant.

LIQUIDITY AND CAPITAL RESOURCES

The Company experiences seasonal fluctuations in sales and operating earnings, which cause variations in the required investments in working capital, primarily inventory and receivables. A significant investment in receivables was required during the fourth quarter of 2000 to support the strong demand for Huffy Micro(TM) scooters. This investment was liquidated in the first quarter of 2001, providing the cash to repay all outstanding debt. The drop in receivables provided $30,877 of cash flow in 2001. Improved inventory management and the lower sales volume in 2001 reduced the Company's inventory levels by $30,841 from 2000 to 2001.

As the Company's largest customer, Kmart comprised 38% of consolidated net sales in 2001. In January 2002, Kmart filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The loss of Kmart as a customer could have a material adverse effect on the Company.

The Company entered into an Amended and Restated Loan and Security Agreement, dated January 31, 2001 with Congress Financial Corporation. The $75 million revolving credit facility is secured by all assets of the Company and its affiliates and will expire on December 31, 2002, with a 12-month renewal option. As of December 31, 2001, the revolving credit facility had availability of $24.7 million and no outstanding borrowing. Management believes that the amended credit facility and internally generated cash flows will be sufficient to finance the seasonal working capital and capital expenditure needs in the coming year.

Funds expended for capital additions and improvements totaled $2,553, $2,510, and $6,444 in 2001, 2000 and 1999, respectively. This decline from 1999 levels in capital requirements is consistent with the multi-brand, design, marketing and distribution format for the reconfigured bicycle business. Capital expenditures are expected to be approximately $2,930 in 2002.

PLANT CLOSURE AND MANUFACTURING RECONFIGURATION

The Company incurred a $2.7 million charge associated with the termination of the Shelter Services Agreement with Elamex, S.A. de C.V. in December 2001. The resulting drop in North American production will be sourced through our existing global supplier network. During the fourth quarter of 2001, the Company also incurred $1.0 million of reconfiguration charges associated with staffing reductions at Huffy Bicycle Company and the consolidation of the finance and information technology groups.

During the fourth quarter of 1999, the Company closed its remaining domestic bicycle manufacturing facilities in Farmington, Missouri and Southaven, Mississippi, and reconfigured its bicycle operations. During the first quarter of 2000, the Company increased imports from a global network of sourcing partners to offset this loss of production capacity. Closing the plants eliminated the costs required to operate the facilities and completed Huffy Bicycle Company's transformation from a single-brand manufacturer and marketer of bicycles to a multi-brand, design, marketing and distribution company. The plan included the termination of 742 hourly and salaried employees.

In 2000, the Company incurred plant closure and manufacturing reconfiguration charges of $714 ($446 after tax), or $0.05 per common share. Reconfiguration charges included severance and related benefits of $1,190, and facility shutdown costs of $3,965, offset by gains from sales of the Farmington, Missouri plant of $3,050 and the settlement of the Miamisburg, Ohio office capital lease of $2,105.

In 1999, the Company incurred plant closure and manufacturing reconfiguration charges of $38,559 ($25,218 after tax), or $2.37 per common share. Of these charges, $34,744 related to the 1999 reconfiguration, and $3,815 related to the reconfiguration implemented in 1998. The 1999 reconfiguration charges included severance and related benefits of $4,165, and facility shutdown costs and asset write-downs of $30,579.

During 1998, the Company implemented a plan to maximize operational efficiency by eliminating excess production capacity and reducing annual operating expenses at the Huffy Bicycle Company. The plan included the closure of the Celina, Ohio manufacturing facility to reduce capacity; the leasing of a parts fabrication facility to support other plants; and the continuation of its import program for opening price point bikes. The plan included the termination of 935 hourly and salaried employees. In 1999, charges associated with the 1998 reconfiguration included severance and related benefits of $2,248; and new facility startup costs and equipment, personnel and inventory relocation of $1,567.

OTHER MATTERS

The Company, along with others, has been designated as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (the "EPA") with respect to claims involving the discharge of hazardous substances into the environment in the Baldwin Park operable unit of the San Gabriel Valley Superfund site. Currently, the Company, along with other PRPs, the Main San Gabriel Basin Watermaster (Watermaster), the San Gabriel Water Quality Authority (WQA), and numerous local water districts (Water Districts), are working with the EPA on a mutually satisfactory remedial plan. In January 2002, a tentative settlement for remediation of such Superfund site was reached among the Company, certain PRPs and the Watermaster, the WQA and the Water Districts with the expectation to be finalized in the first quarter 2002.

The total accrual for estimated environmental remediation costs related to the Superfund site and other potential environmental liabilities was $6,959 at December 31, 2001. Management expects that the majority of expenditures relating to costs currently accrued will be made over the next year.

As a result of factors such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among PRPs, estimated costs for future environmental compliance and remediation are necessarily imprecise and it is not possible to fully predict the amount or timing of future environmental remediation costs, which may subsequently be determined.

Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's financial condition, liquidity, or its ongoing results of operations. However, such costs could be material to results of operations in a future period.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Company adopted SFAS 133 as of January 1, 2001. During 2001, the Company recorded an adjustment of $311 in accumulated other comprehensive loss to recognize at fair value an interest rate swap that is designated as a cash-flow hedging instrument.

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

The Company adopted Statement 141 as of July 2001 but made no acquisitions during 2001 and, therefore adoption had no impact on 2001 results. The Company is adopting Statement 142 on January 1, 2002. As of the date of adoption, the Company will have $8,038 of unamortized goodwill. Goodwill amortization expense was $726 in 2001, $726 in 2000, and $663 in 1999. The Company has tested the unamortized goodwill for impairment and found the assets unimpaired as of the date of adoption.

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

On October 3, 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, it retains many of the fundamental provisions of that Statement.

Statement No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed by sale, abandonment, or in a distribution to owners, or is classified as held for sale.

The Company is required and plans to adopt the provisions of Statement No. 144 for the quarter ending March 31, 2002. Management has assessed the impact of adopting this statement and found it to be immaterial.

INFLATION

Inflation rates in the United States have not had a significant impact on the Company's operating results for the three years ended December 31, 2001. The impact on the Company is minimized as a result of rapid turnover of inventories and partially offset by cost reduction programs and increased operating efficiency.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to short-term interest rate risks. A portion of these risks is hedged, but fluctuations could impact the Company's results of operations and financial position.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

THE BOARD OF DIRECTORS AND SHAREHOLDERS,
HUFFY CORPORATION:

We have audited the accompanying consolidated balance sheets of Huffy Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huffy Corporation and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

[GRAPHIC]

KPMG LLP
February 1, 2002
Cincinnati, Ohio

CONSOLIDATED BALANCE SHEETS


(Dollar amounts in thousands, except per share data)
December 31,                                                           2001                    2000
                                                                       ----                    ----

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                      $  26,541               $   4,334
   Receivables:
     Trade                                                           48,180                  79,617
     Taxes and other                                                  6,520                   1,566
                                                           ------------------      ------------------
                                                                     54,700                  81,183
     Less allowance for doubtful accounts                             5,766                   1,372
                                                           ------------------      ------------------
       Net receivables                                               48,934                  79,811

   Inventories                                                       12,483                  43,324
   Deferred federal income taxes                                     13,900                  16,935
   Prepaid expenses                                                   3,903                   3,644
                                                           ------------------      ------------------
       Total current assets                                         105,761                 148,048
                                                           ------------------      ------------------

PROPERTY, PLANT, AND EQUIPMENT, AT COST:
   Land and land improvements                                           182                     182
   Buildings and building improvements                                3,399                   2,948
   Machinery and equipment                                           16,818                  19,557
   Office furniture, fixtures, and equipment                         16,348                  16,788
   Leasehold improvements                                             1,584                   2,346
   Construction in progress                                             989                   1,600
                                                           ------------------      ------------------
                                                                     39,320                  43,421
   Less accumulated depreciation and amortization                    30,053                  30,741
                                                           ------------------      ------------------
       Net property, plant, and equipment                             9,267                  12,680
                                                           ------------------      ------------------

OTHER ASSETS:
    Excess of cost over net assets acquired, net of
       accumulated amortization of $3,237 in 2001
       and $2,511 in 2000                                             8,038                   8,764
   Deferred federal income taxes                                      1,906                      --
   Other                                                             20,513                  11,001
                                                           ------------------      ------------------
       Total assets                                               $ 145,485               $ 180,493
                                                           ==================      ==================



--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS


(Dollar amounts in thousands, except per share data)
December 31,                                                                           2001                    2000
                                                                                       ----                    ----
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                                                    $    --               $  17,656
   Current installments of long-term obligations                                         --                      --
   Accounts payable                                                                  31,161                  28,015
   Accrued expenses:
     Salaries, wages, and other compensation                                          4,363                   6,295
     Insurance                                                                        7,403                  11,235
     Environmental                                                                    6,959                   8,050
     Other                                                                            4,403                  10,867
                                                                          -------------------      ------------------
       Total accrued expenses                                                        23,128                  36,447
   Other current liabilities                                                          7,096                   8,278
                                                                          -------------------      ------------------
       Total current liabilities                                                     61,385                  90,396
                                                                          -------------------      ------------------
LONG TERM LIABILITIES:
   Long-term obligations, less current installments                                      --                     --
   Pension liabilities                                                                5,294                   2,091
   Postretirement benefits other than pensions                                        9,570                   9,707
   Other liabilities                                                                  3,634                   5,168
                                                                          -------------------      ------------------
       Total liabilities                                                             79,883                 107,362
                                                                          -------------------      ------------------

SHAREHOLDERS' EQUITY:
    Preferred stock                                                                      --                     --
    Common stock                                                                     16,931                  16,704
    Additional paid-in capital                                                       67,226                  66,204
    Retained earnings                                                                75,147                  83,557
    Accumulated other comprehensive loss                                             (3,421)                 (2,676)
                                                                          -------------------      ------------------
                                                                                    155,883                 163,789

        Treasury stock, at cost                                                      90,281                  90,658
                                                                          -------------------      ------------------
        Total shareholders' equity                                                   65,602                  73,131
                                                                          -------------------      ------------------
        Total liabilities and shareholders' equity                                $ 145,485               $ 180,493
                                                                          ===================      ==================

Common stock, shares issued                                                      16,931,469              16,704,340
Treasury shares held                                                              6,544,524               6,567,276
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS


(Dollar amounts in thousands, except per share data)
Years Ended December 31,                                                 2001                  2000                  1999
                                                                         ----                  ----                  ----

Net sales                                                         $    331,138         $     488,181          $    422,866
Cost of sales                                                          291,188               406,839               386,143
                                                                 ---------------      ----------------      ----------------
   Gross profit                                                         39,950                81,342                36,723

Selling, general, and administrative expenses                           47,607                53,763                56,158
Plant closure and manufacturing reconfiguration                          3,713                   714                38,559
                                                                 ---------------      ----------------      ----------------
   Operating income (loss)                                             (11,370)               26,865               (57,994)

Other expense (income):
   Interest expense                                                      1,761                 8,629                 2,241
   Interest income                                                        (633)                 (201)                 (425)
   Other                                                                   303                 1,342                   333
                                                                 ---------------      ----------------      ----------------
                                                                         1,431                 9,770                 2,149
                                                                 ---------------      ----------------      ----------------

Earnings (loss) before income taxes                                    (12,801)               17,095               (60,143)
Income tax expense (benefit)                                            (4,391)                6,429               (20,788)
                                                                 ---------------      ----------------      ----------------

Earnings (loss) from continuing operations                              (8,410)               10,666               (39,355)
                                                                 ---------------      ----------------      ----------------

Discontinued operations:
   Earnings (loss) from discontinued operations                             --                 4,537                  (193)
   Gain on disposal of discontinued operations                              --                20,781                 6,260
Extraordinary loss                                                          --                  (998)                  --
                                                                 ---------------      ----------------      ----------------
   Net earnings (loss)                                           $      (8,410)        $      34,986          $    (33,288)
                                                                 ---------------      ----------------      ----------------

EARNINGS (LOSS) PER COMMON SHARE:
   Basic
     Weighted average number of common shares                       10,298,076            10,187,048            10,642,257

     Earnings (loss) from continuing operations                    $     (0.82)       $         1.05          $      (3.70)
     Earnings from discontinued operations                                   --                 2.48                  0.57
     Extraordinary loss                                                      --                (0.10)                   --
                                                                 ---------------      ----------------      ----------------
     Net earnings (loss) per common share                          $     (0.82)        $        3.43          $      (3.13)
                                                                 ---------------      ----------------      ----------------

   Diluted
     Weighted average number of common shares                       10,298,076            10,320,362            10,642,257

     Earnings (loss) from continuing operations                  $       (0.82)       $         1.03          $      (3.70)
     Earnings from discontinued operations                                   --                 2.45                  0.57
     Extraordinary loss                                                      --                (0.09)                   --
                                                                 ---------------      ----------------      ----------------
     Net earnings (loss) per common share                          $     (0.82)          $      3.39          $      (3.13)
                                                                 ===============      ================      ================

----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands, except per share data)
Years Ended December 31,                                                        2001                 2000               1999
                                                                                ----                 ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) from continuing operations                              $ (8,410)            $ 10,666           $ (39,355)
Adjustments to reconcile net earnings (loss) to
   net cash provided by (used in) operating activities:
     Depreciation and amortization                                             4,676                5,706               9,643
     (Gain) loss on sale of property, plant, and equipment                        (4)              (3,446)              8,679
     Write-down of certain property, plant, and equipment                      2,018                  --               23,278
     Extraordinary charge for the early extinguishments of debt                  --                  (998)                --
     Deferred federal income tax expense (benefit)                             1,323               18,943             (17,269)
     Increase (decrease) in cash resulting from changes in:
       Receivables, net                                                       30,877              (23,014)              6,749
       Inventories                                                            30,841              (19,970)             26,946
       Prepaid expenses                                                         (259)               1,101              (1,872)
       Other assets                                                           (9,475)              (1,941)             (5,490)
       Accounts payable                                                        3,146               (2,214)               (630)
       Accrued expenses                                                      (13,319)                (575)              9,614
       Other current liabilities                                              (1,182)                 937              (1,628)
       Postretirement benefits other than pensions                              (137)              (4,196)             (1,500)
       Other long-term liabilities                                               691                2,463              (4,926)
       Other                                                                      --                   (3)                 --
                                                                          ------------      ---------------     ---------------
           Net cash provided by (used in) continuing operating
              activities                                                      40,786              (16,541)             12,239
                                                                          ------------      ---------------     ---------------
Discontinued operations:
   Gain on disposal of discontinued operations                                   --                20,781               6,260
   Gain (loss) from discontinued operations                                      --                 4,537                (193)
   Non-cash items from discontinued operations                                   --                 3,648               2,841
   Cash provided by discontinued operations                                      --                31,936              66,494
                                                                          ------------      ---------------     ---------------
         Net cash provided by discontinued operating activities                  --                60,902              75,402
                                                                          ------------      ---------------     ---------------
         Net cash provided by operating activities                            40,786               44,361              87,641
                                                                          ------------      ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                       (2,553)              (2,510)             (6,444)
   Proceeds from sale of property, plant, and equipment                            4                7,377                  48
   Acquisitions of businesses                                                    --                    --              (1,248)
                                                                          ------------      ---------------     ---------------
         Net cash provided by (used in) investing activities                  (2,549)               4,867              (7,644)
                                                                          ------------      ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in notes payable                                                 (17,656)              (4,246)            (77,338)
   Issuance of long-term obligations                                             --                    --              37,098
   Reduction of long-term obligations                                            --               (60,467)            (12,124)
   Issuance (repurchase) of common shares                                      1,626                  485             (22,419)
   Dividends paid                                                                --                  (856)             (2,858)
                                                                          ------------      ---------------     ---------------
         Net cash used in financing activities                               (16,030)             (65,084)            (77,641)
                                                                          ------------      ---------------     ---------------
Net change in cash and cash equivalents                                       22,207              (15,856)              2,356
Cash and cash equivalents:
         Beginning of year                                                     4,334               20,190              17,834
                                                                          ------------      ---------------     ---------------
         End of year                                                        $ 26,541             $  4,334          $   20,190
                                                                          ============      ===============     ===============
Cash paid (refunded) during the year for:
         Interest                                                           $    845             $ 14,145          $    7,201
         Income taxes                                                          1,532                4,646                (420)
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollar amounts in thousands, except per share data)
                                                                                                   Accumulated
                                                                     Additional                          Other
                                                        Common        Paid-In        Retained    Comprehensive        Treasury
                                           Total        Stock         Capital        Earnings             Loss           Stock
                                        ----------    ----------     -----------    ----------    -------------     -----------
BALANCE AT DECEMBER 31, 1999             $37,482       $16,667         $66,242       $48,571         $ (2,854)       $(91,144)

Comprehensive income, net of
        tax:
    Net earnings                          34,986                                      34,986
   Minimum pension liability
     adjustment, net of income
     tax expense of $205                     178                                                          178
                                        ----------
       Total comprehensive
                 income                   35,164
Issuance of 36,671 shares in
   connection with common
   stock plans                               485            37             (38)                                           486
                                        ----------    ----------     -----------    ----------    -------------     -----------

BALANCE AT DECEMBER 31, 2000             $73,131       $16,704         $66,204       $83,557         $ (2,676)       $(90,658)
                                        ----------    ----------     -----------    ----------    -------------     -----------


Comprehensive loss, net of
        tax:
    Net Loss                              (8,410)                                     (8,410)
   Minimum pension liability
     adjustment, net of income
     tax benefit of $194                    (434)                                                        (434)
     Unrealized loss on derivative
        instruments                         (311)                                                        (311)
                                        ----------
       Total comprehensive
                 loss                     (9,155)
Issuance of 227,129 shares in
   connection with common
   stock plans                             1,626           227           1,022                                            377
                                        ----------    ----------     -----------    ----------    -------------     -----------

BALANCE AT DECEMBER 31, 2001             $65,602       $16,931         $67,226       $75,147        $ (3,421)        $(90,281)
                                        ----------    ----------     -----------    ----------    -------------     -----------

-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
CONSOLIDATION - The consolidated financial statements include the accounts of Huffy Corporation and its subsidiaries. All inter-company transactions and balances have been eliminated.

RECLASSIFICATION - Certain prior year balances have been reclassified to conform with the 2001 presentation.

CASH AND CASH EQUIVALENTS - Cash equivalents consist principally of short-term money market instruments with original maturities of three months or less.

CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards (SFAS) No. 105, consist primarily of trade accounts receivable. In the normal course of business, Huffy extends credit to various companies in the retail industry where certain concentrations of credit risk exist. These concentrations of credit risk may be similarly affected by changes in economic or credit conditions and may, accordingly, impact Huffy's overall credit risk. Management believes that the accounts receivable are well diversified, thereby reducing potential market credit risk, and that the allowance for doubtful accounts is adequate to absorb estimated losses as of December 31, 2001.

INVENTORIES - Inventories are valued at cost (not in excess of market) determined by the first-in, first-out (FIFO) method. Management periodically reviews inventory for salability and believes that the reserve for obsolescence at December 31, 2001 is adequate to absorb estimated losses.

PROPERTY, PLANT, AND EQUIPMENT - Depreciation and amortization of plant and equipment is provided on the straight-line method.

Annual depreciation and amortization rates are as follows:

         Land Improvements                                  5 - 10%
         Buildings and improvements                     2-1/2 - 10%
         Office furniture, fixtures, equipment         10 - 33-1/3%
            and computer software
         Leasehold improvements                     4-1/2 - 33-1/3%

AMORTIZATION OF INTANGIBLES - The excess of cost over net assets acquired was amortized on a straight-line basis over fifteen to forty years in 2001, 2000 and 1999.

In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

The Company is adopting Statement 142 on January 1, 2002. As of the date of adoption, the Company will have $8,038 of unamortized goodwill. The Company has tested the unamortized goodwill for impairment and found the assets unimpaired as of the date of adoption.

DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of cash and cash equivalents, trade receivables, trade accounts payable, notes payable, and accrued expenses approximates fair value due to the short maturity of these instruments. The Company had no long-term debt obligations at either December 31, 2000 or 2001.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to SFAS No. 133, during 2001 the Company recorded an adjustment of $311 in accumulated other comprehensive loss to recognize at fair value an interest rate swap that is designated as a cash-flow hedging instrument. No other derivative instruments have been identified.

The interest rate swap is recognized on the balance sheet at fair value. The Company has determined that the swap is highly effective; therefore, changes in the fair value of the swap are recorded on a quarterly basis as an adjustment to other comprehensive loss.

EARNINGS (LOSS) PER COMMON SHARE - Basic earnings (loss) per share of common stock is based upon the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Earnings (loss) per common share are not diluted if the Company has a loss from continuing operations.

USE OF ESTIMATES - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

STOCK OPTION PLANS - Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

REPORTING SEGMENTS - Huffy Bicycle Company including Royce Union Bicycle Company and American Sports Design Company, Huffy Sports Company and Huffy Service First, Inc. operate as one business segment providing consumer products and services.

NOTE 2.   DISCONTINUED OPERATIONS
On November 3, 2000, the Company sold the stock of its Washington Inventory Service subsidiary to WIS Acquisition Corp., a subsidiary of WIS Holdings Corp., for $84,750 subject to certain post-closing adjustments. The results for Washington Inventory Service have been classified as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

On March 16, 1999, the Company sold the assets of the Harrisburg, Pennsylvania based lawn and garden tools and wheelbarrows business, True Temper Hardware Company, for $100 million to U.S. Industries, Inc. The results for True Temper Hardware Company have been classified as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

NOTE 3.   PLANT CLOSURE AND MANUFACTURING RECONFIGURATION
The Company incurred a $2.7 million charge associated with the termination of the Shelter Services Agreement with Elamex, S.A. de C.V. in December 2001. The resulting drop in North American production will be sourced through our existing global supplier network. During the fourth quarter of 2001, the Company also incurred $1.0 million of reconfiguration charges associated with staffing reductions at Huffy Bicycle Company and the consolidation of the finance and information technology groups.

During the fourth quarter of 1999, the Company closed its remaining domestic bicycle manufacturing facilities in Farmington, Missouri and Southaven, Mississippi, and reconfigured its bicycle operations. During the first quarter of 2000, the Company increased imports from a global network of sourcing partners to offset this loss of production capacity. Closing the plants eliminated the costs required to operate the facilities and completed Huffy Bicycle Company's transformation from a single-brand manufacturer and marketer of bicycles, to a multi-brand, design, marketing and distribution company. The plan included the termination of 742 hourly and salaried employees.

In 2000, the Company incurred plant closure and manufacturing reconfiguration charges of $714 ($446 after tax), or $0.05 per common share. Reconfiguration charges included severance and related benefits of $1,190, and facility shutdown costs of $3,965, offset by gains from sales of the Farmington, Missouri plant of $3,050 and the settlement of the Miamisburg, Ohio office capital lease of $2,105.

In 1999, the Company incurred plant closure and manufacturing reconfiguration charges of $38,559 ($25,218 after tax), or $2.37 per common share. Of these charges, $34,744 related to the 1999 reconfiguration, and $3,815 related to the reconfiguration implemented in 1998. The 1999 reconfiguration charges included severance and related benefits of $4,165, and facility shutdown costs and asset write-downs of $30,579.

During 1998, the Company implemented a plan to maximize operational efficiency by eliminating excess production capacity and reducing annual operating expenses at the Huffy Bicycle Company. The plan included the closure of the Celina, Ohio manufacturing facility to reduce capacity; the leasing of a parts fabrication facility to support other plants; and the continuation of its import program for opening price point bikes. The plan included the termination of 935 hourly and salaried employees. In 1999, charges associated with the 1998 reconfiguration included severance and related benefits of $2,248; and new facility startup costs and equipment, personnel and inventory relocation of $1,567.

NOTE 4.   INVENTORIES
The components of inventories are as follows:


                                     2001                2000
                                 --------------     ------------
Finished goods                        $ 10,768         $ 39,284
Work-in-process                            105              147
Raw materials and supplies               1,610            3,893
                                 --------------     ------------
                                      $ 12,483         $ 43,324

NOTE 5.   LINES OF CREDIT AND LONG-TERM OBLIGATIONS
In January 2000, the Company signed a $170 million, 18-month lending facility secured by all of the assets of the Company. The facility consisted of $40 million of senior term debt, $30 million of subordinated debt, and a $100 million revolving credit facility. In November 2000, the senior term debt and subordinated debt were repaid.

The Company entered into an Amended and Restated Loan and Security Agreement, dated January 31, 2001 with Congress Financial Corporation. The $75 million revolving credit facility is secured by all assets of the Company and its affiliates and will expire on December 31, 2002, with a 12-month renewal option.

The Company has been debt free, with cash invested since the first quarter of 2001, interest expense in 2001 is primarily comprised of amortization of financing costs, letters of credit and non-usage revolver fees. Should the Company need to borrow against this facility, the interest rate varies based upon excess availability from prime to prime plus .25%, or LIBOR plus 1.75% to LIBOR plus 2.75%. As of December 31, 2001, the revolving credit facility had availability of $24.7 million and no outstanding balance. Management believes that the $26.5 million cash balance as of December 31, 2001, the amended credit facility and internally generated cash flows will be sufficient to finance the seasonal working capital and capital expenditure needs in the coming year.

NOTE 6.   PREFERRED STOCK
Under the Company's Amended Articles of Incorporation, there are 1,000,000 authorized, unissued shares of Cumulative Preferred Stock, $1.00 par value. Subject to certain limitations, the Articles provide that the Board of Directors may fix the conditions of each series of Preferred Stock.

The Company entered into a Rights Agreement with its transfer agent in 1988, as amended in 1991 and 1994, and the Board of Directors declared a dividend of one Preferred Share Purchase Right for each outstanding share of the Company's Common Stock. Upon the occurrence of certain events, Preferred Share Purchase Rights entitle the holder to purchase at a price of $60.00, one one-hundredth of a share of Series C Cumulative Preferred Stock, subject to adjustment. The Rights become exercisable only if a person or group acquires 15% or more of the Company's Common Stock, or announces a tender offer for 15% or more of the Common Stock. Under certain circumstances all Rights holders, except the person or group holding 15% or more of the Company's Common Stock, will be entitled to purchase a number of shares of the Company's Common Stock having a market value of twice the Right's current exercise price. Alternately, if the Company is acquired in a merger or other business combination, after the Rights become exercisable, the Rights will entitle the holder to buy a number of the acquiring Company's common shares having a market value at that time of twice each Right's current exercise price.

Further, after a person or group acquires 15% or more (but less than 50%) of the Company's outstanding Common Stock, the Company's Board of Directors may exchange part or all of the Rights (other than the Rights held by the acquiring person or group) for shares of Common Stock. The Rights expire December 9, 2004 and may be redeemed by the Company for $0.01 per Right at any time prior to the acquisition by a person or group of 15% or more of the Company's Common Stock.

NOTE 7.   COMMON STOCK AND COMMON STOCK PLANS
Under the Company's Amended Articles of Incorporation, there are 60,000,000 authorized shares of Common Stock, $1.00 par value.

At December 31, 2001, the Company has stock-based compensation plans which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan except for options issued below fair market value. The compensation cost that has been charged against income for options issued below fair market value and options issued to replace canceled options, was $122, $725, and $81 for 2001, 2000, and 1999, respectively. Had compensation cost for the Company's stock-based compensation plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                        2001        2000            1999
                                -------------    -----------    ------------

   As Reported                      $(8,410)       $ 34,986      $ (33,288)
   Pro Forma                         (9,297)         34,497        (34,053)
   Diluted net earnings
     (loss) per common share
   As Reported                      $ (0.82)         $ 3.39       $  (3.13)
   Pro Forma                          (0.90)           3.34          (3.20)



                                                             2001                           2000                           1999
                                                        Weighted-                      Weighted-                      Weighted-
                                              2001        Average            2000        Average           1999         Average
                                         Number of       Exercise       Number of       Exercise      Number of        Exercise
                                            Shares          Price          Shares          Price         Shares           Price
                                       ------------    ----------     -----------    -----------    -----------     -----------
1998 NON-QUALIFIED PLAN
Outstanding at January 1                  353,825        $ 10.13        350,950        $ 12.33        244,950         $ 15.73
     Granted at fair value                161,250           6.37        142,500           6.79        138,000            7.31
     Granted below fair value                 --            --              --             --             --              --
     Forfeited                            (35,000)         12.00       (139,375)         12.28        (32,000)          16.67
     Exercised                             (2,625)          6.20           (250)          8.50             --              --
                                       ------------    ----------     -----------    -----------    -----------     -----------
Outstanding at December 31                477,450        $  8.74        353,825        $ 10.13        350,950         $ 12.33
                                       ============    ==========     ===========    ===========    ===========     ===========
Exercisable at December 31                170,549        $ 11.49        101,288        $ 13.37         58,858         $ 15.75
                                       ============    ==========     ===========    ===========    ===========     ===========
Weighted-average fair value of
options granted during the year;
     Issued at fair value on grant date                  $  3.34                       $  3.10                        $  3.42
     Issued below fair value on grant date                  --                             --                             --

1998 QUALIFIED PLANS
Outstanding at January 1                  314,558        $  5.92        294,875        $ 15.22        231,958         $ 16.57
     Granted at fair value                190,495           5.72        237,160           4.23         63,976           10.10
     Granted below fair value                 --            --              --             --             --              --
     Forfeited                                --            --         (204,500)         17.46            --              --
     Exercised                            (44,210)          3.35        (12,977)          4.51         (1,059)           1.00
                                       ------------    ----------     -----------    -----------    -----------     -----------
Outstanding at December 31                460,843        $  6.08        314,558        $  5.92        294,875         $ 15.22
                                       ============    ==========     ===========    ===========    ===========     ===========
Exercisable at December 31                287,093        $  5.68        196,389        $  4.93        111,500         $ 12.49
                                       ============    ==========     ===========    ===========    ===========     ===========
Weighted-average fair value of
options granted during the year;
     Issued at fair value on grant date                  $  3.01                       $  1.84                        $  6.40
     Issued below fair value on grant date                  --                             --                              --

1988 PLAN
Outstanding at January 1                  825,477        $ 12.42      1,055,888        $ 12.67      1,131,763         $ 12.73
     Granted at fair value                    --            --               --            --              --              --
     Granted below fair value                 --            --               --            --              --              --
     Forfeited                           (299,724)         14.30       (211,723)         14.04        (63,412)          13.28
     Exercised                            (85,000)          1.00        (18,688)          8.34        (12,463)          11.22
                                       ------------    ----------     -----------    -----------    -----------     -----------
Outstanding at December 31                440,753        $ 13.36        825,477        $ 12.42      1,055,888         $ 12.67
                                       ============    ==========     ===========    ===========    ===========     ===========
Exercisable at December 31                437,003        $ 13.34        790,186        $ 12.33        851,457         $ 12.45
                                       ============    ==========     ===========    ===========    ===========     ===========
Weighted-average fair value of
options granted during the year;
    Issued at fair value on grant date                   $  --                         $   --                         $    --
    Issued below fair value on grant date                   --                             --                              --

1987 DIRECTOR STOCK OPTION PLAN
Outstanding at January 1                  188,913        $ 13.43        189,612        $ 13.38        196,078         $ 12.98
     Granted at fair value                    --            --              --             --             --              --
     Granted below fair value                 --            --              --             --             --              --
     Forfeited                            (56,250)         13.67            --             --             --              --
     Exercised                               (617)          0.67           (699)          0.67         (6,466)           1.00
                                       ------------    ----------     -----------    -----------    -----------     -----------
Outstanding at December 31                132,046        $ 13.39        188,913        $ 13.43        189,612         $ 13.38
                                       ============    ==========     ===========    ===========    ===========     ===========
Exercisable at December 31                132,046        $ 13.39        188,913        $ 13.43        189,612         $ 13.38
                                       ============    ==========     ===========    ===========    ===========     ===========
Weighted-average fair value of
options granted during the year;
    Issued at fair value on grant date                   $  --                         $   --                         $   --
    Issued below fair value on grant date                   --                             --                             --


                                                     Options Outstanding                          Options Exercisable
                                   ---------------------------------------------------------    -------------------------
                                                                     Average      Weighted                       Weighted
                                    Range of          Number       Remaining       Average            Number      Average
                                    Exercise     Outstanding     Contractual      Exercise       Exercisable     Exercise
                                       Price     at 12/31/01            Life         Price       at 12/31/01        Price

1998 Non-Qualified Plans           $ 4 to 13         359,125       9.1 years       $   3.94         77,716     $    6.66
                                    13 to 17          94,575       6.9 years          15.04         75,021         15.04
                                    17 to 20          23,750       6.6 years          17.62         17,812         17.62


1998 Qualified Plan                $ 0 to 1          105,843       8.0 years       $   1.00        105,843     $    1.00
                                     4 to 10         293,000       9.3 years           6.17        134,250          6.14
                                    13 to 18          62,000       6.9 years          14.33         47,000         14.47


1988 Plan                          $10 to 12         160,270       4.3 years        $ 11.16        160,270      $  11.16
                                    12 to 17         259,729       5.0 years          14.26        255,979         14.26
                                    17 to 20          20,754       1.9 years          19.00         20,754         19.00


1987 Director Stock Option Plan    $ 0 to 1           19,546       3.0 years       $   1.00         19,546     $    1.00
                                    13 to 18         112,500       3.7 years          15.54        112,500         15.54

The Company has fixed option plans, which include the 1998 Qualified Plans, the 1998 Key Employee Non-Qualified Plan, the 1988 Stock Option Plan and Restricted Share Plan, and the 1987 Director Stock Option Plan. The 1998 Qualified Plans consist of the 1998 Director Stock Option Plan, the 1998 Key Employee Stock Plan, and the 1998 Restricted Share Plan.

The 1998 Non-Qualified Plan, the 1998 Key Employee Stock Plan, and the 1988 Stock Option Plan and Restricted Share Plan authorize the issuance of non-qualified stock options, restricted shares, incentive stock options (except under the 1998 Key Employee Non-Qualified Stock Plan), and stock appreciation rights, although no incentive stock options or stock appreciation rights have been issued. The exercise price of each non-qualified stock option, granted under the plan, equals the market price of the Company's stock on the date of the grant. The options maximum term ranges from four to ten years. Options vest at the end of the first through fourth years.

The 1998 Director Stock Option Plan and 1987 Director Stock Option Plan authorize the automatic issuance of non-qualified stock options to members of the Board of Directors who are not employees of the Company. Directors can elect to receive discounted stock options in lieu of all or part of the annual retainer fee. Such shares cannot include stock appreciation rights. Under the 1998 Director Stock Option Plan, options vest at the end of six months. Under the 1987 Director Stock Option Plan, options vest at the end of the third, fourth, and fifth years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999, respectively; expected volatility of 43.3% in 2001, 42.2% in 2000, and 36.0% in 1999; risk-free interest rates from 4.75% to 6.80% for all plans and years; and expected lives from 4.00 to 8.83 years.

The 1989 Employee Stock Purchase Plan, as amended, authorizes the offering and sale to employees of up to 975,000 shares of the Company's common stock at a price approximately 90% of the closing price of the common stock on the offering date. Under the plan, the Company sold: 9,516; 5,167; and 14,895 shares, to employees in 2001, 2000, and 1999, respectively. At December 31, 2001, rights to purchase approximately 62,500 shares were outstanding under this plan at an exercise price of $5.38 per share and 530,543 additional shares were available for issuance.

Under FASB Statement No. 123, compensation cost is recognized for the fair value of the employee's purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 2001, 2000, and 1999, respectively: an expected life of one year for all years; a risk-free interest rate of 6.1% for 2001 grants, 5.2% for 2000 grants, and 6.7% for 1999 grants, and expected volatility of 43.3% in 2001, 42.2% in 2000, and 36.0% in 1999. The
weighted-average fair value of those purchase rights granted in 2001, 2000, and 1999 was $1.22, $1.72, and $1.56, respectively.

NOTE 8.   EARNINGS PER SHARE


                                                                              Income             Shares        Per Share
                                                                         (Numerator)      (Denominator)           Amount
                                                                          ---------        -----------            ------
2001
BASIC EPS
Net earnings available to common shareholders                              $ (8,410)          10,298,076          $(0.82)

EFFECT OF DILUTIVE SECURITIES
Stock options                                                                    --                 --
                                                                       --------------      -------------

DILUTED EPS
Net earnings available to common shareholders and assumed
conversions                                                                 $(8,410)         10,298,076          $(0.82)
                                                                       ==============      =============    =============

                                                                              Income             Shares       Per Share
                                                                         (Numerator)      (Denominator)          Amount
                                                                         -----------      -------------       ----------
2000
BASIC EPS
Net earnings available to common shareholders                               $34,986          10,187,048          $ 3.43

EFFECT OF DILUTIVE SECURITIES
Stock options                                                                    --             133,314
                                                                       --------------      -------------

DILUTED EPS
Net earnings available to common shareholders and assumed conversions       $34,986          10,320,362          $ 3.39
                                                                       ==============      =============    =============

                                                                              Income             Shares        Per Share
                                                                         (Numerator)      (Denominator)           Amount
                                                                          ---------        -----------            ------
1999
BASIC EPS
Net earnings available to common shareholders                             $ (33,288)         10,642,257          $(3.13)

EFFECT OF DILUTIVE SECURITIES
Stock options                                                                    --                 --
                                                                       --------------      -------------

DILUTED EPS
Net earnings available to common shareholders and assumed
conversions                                                               $ (33,288)         10,642,257          $(3.13)
                                                                       ==============      =============    =============

Options to purchase 1,026,691; 1,276,776; and 990,533; shares of common stock were outstanding in 2001, 2000, and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

NOTE 9.   COMMITMENTS AND CONTINGENCIES
The Company leases certain manufacturing and warehouse facilities, office space, machinery, and vehicles under cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by the Company. Rent expense under such arrangements totaled approximately $3,488, $4,205, and $3,596, in 2001, 2000, and 1999, respectively.

Future minimum rental commitments under non-cancelable operating leases at December 31, 2001 are as follows:

                             2002              $2,311
                             2003               2,192
                             2004               1,673
                             2005               1,017
                             2006                 766
                       Thereafter               1,350
                                          ------------
                    Total minimum              $9,309
                                          ============

The Company is subject to a number of lawsuits, investigations, and claims arising out of the conduct of its business primarily related to commercial transactions and product liability. While it is not feasible to predict the outcome of all pending suits and claims, management is of the opinion that their ultimate disposition will not have a material adverse effect upon the consolidated financial position, liquidity, or ongoing results of operations of the Company.

NOTE 10.   ENVIRONMENTAL EXPENDITURES
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated.

The Company, along with others, has been designated as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (the "EPA") with respect to claims involving the discharge of hazardous substances into the environment in the Baldwin Park operable unit of the San Gabriel Valley Superfund site. Currently, the Company, along with other PRPs, the Main San Gabriel Basin Watermaster (Watermaster), the San Gabriel Water Quality Authority (WQA), and numerous local water districts (Water Districts), are working with the EPA on a mutually satisfactory remedial plan. In January 2002, a tentative settlement for remediation of such Superfund site was reached among the Company, certain PRPs and the Watermaster, the WQA and the Water Districts with the expectation to be finalized in the first quarter 2002. In developing its estimate of environmental remediation costs, the Company considers, among other things, currently available technological solutions, alternative cleanup methods, and risk-based assessments of the contamination and, as applicable, an estimation of its proportionate share of remediation costs. The Company may also make use of external consultants and consider, when available, estimates by other PRPs and governmental agencies and information regarding the financial viability of other PRPs. Based upon information currently available, the Company believes it is unlikely that it will incur substantial previously unanticipated costs as a result of failure by other PRPs to satisfy their responsibilities for remediation costs.

The Company has recorded environmental accruals, based upon the information available, that are adequate to satisfy known remediation requirements. The total accrual for estimated environmental remediation costs related to the Superfund site and other potential environmental liabilities was $6,959 at December 31, 2001. Management expects that the majority of expenditures relating to costs currently accrued will be made over the next year. As a result of factors, such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites, and the allocation of costs among potentially responsible parties, estimated costs for future environmental compliance and remediation are necessarily imprecise and it is not possible to fully predict the amount or timing of future environmental remediation costs which may subsequently be determined.

Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's financial condition, liquidity, or its ongoing results of operations. However, such costs could be material to results of operations in a future period.
                                                      2001      2000      1999
                                                      ----      ----      ----

Total expenditures                                  $ 2,471   $ 1,031    $  690
Expenditures charged to environmental accrual         1,092       450        52
Environmental accrual                               $ 6,959   $ 8,050   $ 7,250

NOTE 11.   BENEFIT PLANS
The Company sponsors defined benefit pension plans covering certain salaried and hourly employees. Benefits to salaried employees are based upon the highest three consecutive years of earnings out of their last ten years of service; benefits to hourly workers are based upon their years of credited service. Contributions to the plans reflect benefits attributed to employees' service to-date and also to services expected to be provided in the future. Plan assets consist primarily of common and preferred stocks, common stock index funds, investment grade corporate bonds, and U.S. government obligations.

The sale of Washington Inventory Service Company in 2000 generated a curtailment gain of $861 and a settlement loss of $890, which were included in the gain on disposal of discontinued operations.

In 1999, the Company changed the benefit formulas for Huffy Service First and Washington Inventory Service hourly employees, resulting in a curtailment gain of $1,612. The 1999 sale of the True Temper Hardware Company generated a curtailment gain of $1,138, included in gain on disposal of discontinued operations.

In addition to the Company's defined benefit pension plans, the Company sponsors several defined benefit health care and life insurance plans that provide postretirement medical, dental, and life insurance benefits to full-time employees who meet minimum age and service requirements. The plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. The Company's policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

In 2000, the Company changed the eligibility formulas for the postretirement medical and dental plans resulting in a curtailment gain of $2,840.

In connection with the sale of the Washington Inventory Service Company, True Temper Hardware Company and the Celina plant closure; future benefits were terminated for their employees under the postretirement medical and dental plans, and settlement and curtailment gains of $1,219 in 2000 and $1,343 in 1999 were included in the gain on disposal of discontinued operations and plant closure and manufacturing reconfiguration, respectively.

The Company also sponsors a deferred compensation plan for the benefit of highly compensated management employees. The eligible employees make contributions to the plan and receive postretirement benefits based upon a stated rate of return on those contributions. The Company's policy is to fund the cost of the benefits in amounts determined at the discretion of management.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                              2001      2000
                                                         ---------------------
One-Percentage-Point Increase
Effect on total service and interest cost components     $     17   $     65
Effect on postretirement benefit obligations                  261        240

One-Percentage-Point Decrease
Effect on total service and interest cost components      $   (16)  $    (55)
Effect on postretirement benefit obligations                 (238)      (219)

The Company maintains defined contribution retirement plans covering its eligible employees under Section 401(k) of the Internal Revenue Code. The purpose of these defined contribution plans is generally to provide additional financial security during retirement by providing employees with an incentive to make regular savings. The Company's contributions to the plans are based on employee contributions and were $871, $544, and $1,171, in 2001, 2000, and 1999, respectively.

The following table sets forth the plans' funded status and amounts recognized in the Company's Consolidated Statements of Operations of December 31, 2001 and 2000:


                                                                             Health Care & Life           Deferred Compensation
                                                 Pension Plans                 Insurance Plans                     Plan
                                           ---------------------------    --------------------------     -------------------------
                                              2001            2000           2001           2000           2001           2000
                                              ----            ----           ----           ----           ----           ----
Change in benefit obligations:

Benefit obligation at beginning of year      $77,995         $76,129        $ 3,667        $ 6,113        $ 6,971        $ 7,039
Service cost                                   1,144           1,724              2            136             --             --
Interest cost                                  5,885           6,066            286            405            544            483
Plan Participant Contributions                   --               --             85             --             --             --
Amendments                                      (315)            238             --            (42)            --             --
Actuarial (gain) loss                          2,521           4,919            655            340           (624)          (255)
Disbursements                                 (5,928)         (4,762)          (618)          (696)          (345)          (296)
Curtailments                                      --            (973)            --         (2,589)            --             --
Settlements                                       --          (5,346)            --             --             --             --
                                           -----------     -----------    -----------    -----------     ----------    -----------
Benefit obligation at end of year             81,302          77,995          4,077          3,667          6,546          6,971
                                           -----------     -----------    -----------    -----------     ----------    -----------

Change in plan assets:
Fair value of plan assets at beginning
    of year                                   79,760          91,187             --             --             --             --
Actual return on plan assets                  (4,837)           (513)            --             --             --             --
Employer contribution                          4,225             498            533            696            345            296
Plan Participant Contribution                     --              --             85             --             --             --
Disbursements                                 (5,928)         (4,762)          (618)          (696)          (345)          (296)
Settlements                                       --          (6,650)            --             --             --             --
                                           -----------     -----------    -----------    -----------     ----------    -----------
Fair value of plan assets at end of year      73,220          79,760             --             --             --             --
                                           -----------     -----------    -----------    -----------     ----------    -----------

Funded status                                 (8,082)          1,765         (4,077)        (3,667)        (6,546)        (6,971)
Unrecognized net actuarial (gain) loss        20,846           6,404           (983)        (1,808)         2,035          2,737
Unrecognized prior service cost                  519             914             --             --             --             --
Unrecognized initial net asset                  (552)           (663)            --             --             --             --
                                           -----------     -----------    -----------    -----------     ----------    -----------
Net amount recognized                         12,731           8,420         (5,060)        (5,475)        (4,511)        (4,234)
                                           -----------     -----------    -----------    -----------     ----------    -----------

Amounts recognized in the balance sheets consist of:
Prepaid benefit cost                          15,267          10,703             --             --             --             --
Accrued benefit liability                     (5,912)         (4,991)        (5,060)        (5,475)        (4,511)        (4,234)
Intangible asset                                 352             312             N/A            N/A            N/A            N/A
Accumulated other comprehensive income         3,024           2,396             N/A            N/A            N/A            N/A
                                           -----------     -----------    -----------    -----------     ----------    -----------
Net amount recognized                         12,731           8,420         (5,060)        (5,475)        (4,511)        (4,234)
                                           -----------     -----------    -----------    -----------     ----------    -----------

Weighted-average assumption as of December 31:
Discount rate                                  7.625%           7.75%         7.625%          7.75%         7.625%          7.75%
Expected return on plan assets                  9.50%           9.50%            N/A            N/A            N/A            N/A
Rate of compensation increase                    Age-           Age-
                                               Graded          Graded            N/A            N/A            N/A            N/A


For measurement purposes, a 10.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001, and assumed to decrease gradually to 5.50% for 2006.

The following table sets forth the plans' funded status and amounts recognized in the Company's Consolidated Statements of Operations at December 31, 2001 and 2000:


                                                                             Health Care & Life               Deferred
                                                  Pension Plans                Insurance Plans            Compensation Plan
                                                2001             2000        2001           2000           2001         2000
                                                ----             ----        ----           ----           ----         ----
Components of net periodic benefit cost:
Service cost                                 $ 1,144          $ 1,724         $  2          $ 136          $ --         $ --
Interest cost                                  5,885            6,066          286            405            544          483
Expected return on plan assets                (7,387)          (8,394)          --              --           --           --
Amortization of prior service cost                80              156           --             (4)           --           --
Amortization of initial net asset               (111)            (210)          --              --           --           --
Recognized net actuarial loss (gain)             302              206         (171)          (274)            79          109
Settlement loss (gain)                            --              890           --         (1,470)           --           --
Curtailment gain                                  --             (861)          --         (2,589)           --           --
                                           -----------     ------------    ---------    -----------     ---------    ---------
Net periodic benefit cost                   $    (87)           $(423)        $117        $(3,796)          $623         $592
                                           ===========     ============    =========    ===========     =========    =========

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $6,961, $6,914, and $1,003 respectively, as of December 31, 2001, and $6,514, $6,047, and $1,055 respectively, as of December 31, 2000.

NOTE 12.   INCOME TAXES
The provisions for federal and state income taxes attributable to income from continuing operations consist of:


                                                2001         2000             1999
                                           -----------    ----------     -------------
Current tax expense (benefit):
   Federal                                  $ (4,950)       $   723        $ (3,141)
   State                                      (  942)           560             (72)
   Foreign                                        71            181             117
                                           -----------    ----------     -------------
                                              (5,821)         1,464          (3,096)
Deferred tax expense (benefit)                 1,430          4,965         (17,629)
                                           -----------    ----------     -------------
Total tax expense (benefit)                 $ (4,391)       $ 6,429        $(20,725)
                                           ===========    ==========     =============

The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have been audited or settled through the year 1996.

Management expects that the Company's future level of taxable income will be sufficient to fully utilize the net deferred tax asset. Therefore, the valuation allowance has not been established.

The components of the net deferred tax asset as of December 31, 2001 and 2000 were as follows:


                                                                                2001            2000
                                                                         -------------     ------------
DEFERRED TAX ASSETS:
Allowance for doubtful accounts                                           $    2,018           $  481
Inventory, principally due to additional cost inventoried for tax
purposes                                                                       1,270            1,001
Property, plant, and equipment                                                   405             (256)
Workers' compensation                                                          1,417            3,383
Product liability                                                              1,085            1,251
Deferred compensation                                                          2,791            1,108
Accrued vacation                                                                  30               29
Incurred, but not reported                                                       322              333
Pension liability                                                             (2,661)          (1,336)
Postretirement benefits other than pensions                                    1,506            2,797
Environmental reserves                                                         2,436            2,890
Severance reserves                                                               110              438
Promotional allowances                                                         1,535            1,675
Net operating loss carry forward and tax credits                               3,450              459
Other liabilities and reserves                                                    92            2,504
                                                                         -------------     ------------
Other deferred tax assets                                                     15,806           16,757
                                                                         -------------     ------------
DEFERRED TAX LIABILITIES:
Other assets                                                                      --               96
                                                                         -------------     ------------
   Total deferred tax liabilities                                                 --               96
                                                                         -------------     ------------
Net deferred tax asset                                                      $ 15,806        $  16,661
                                                                         =============     ============

Net operating losses of $4,550 expire in 2021. State net operating losses of $459 expire through varying dates between 2004 and 2020. Tax credits of $736 expire through varying dates between 2002 and 2019.


                                                             2001            2000             1999
                                                       -------------    ------------     -------------
Earnings (loss) before  income  taxes from               $ (12,801)       $ 17,095         $ (59,961)
  continuing operations                                -------------    ------------     -------------
Tax provision (benefit) computed at statutory rate          (4,480)          5,983           (20,387)
Increase (reduction) in  taxes due to:
  Impact of foreign  losses for  which a current tax
   benefit is not available                                     71             181              (117)
  State income taxes (net of federal tax benefit)             (612)            364              (507)
  Goodwill amortization                                          8               8               136
  Foreign sales corporation                                   (140)           (155)             (102)
  Life insurance                                              (104)            (41)              (45)
  Non-deductible meals and entertainment                       120             135               518
  Tax credits                                                  (71)           (120)             (205)
  Change in prior year income tax estimate                     662              --                --
  Miscellaneous
                                                               155              74               (16)
                                                       -------------    ------------     -------------
   Actual tax provision  (benefit)                      $   (4,391)        $ 6,429         $ (20,725)
                                                       =============    ============     =============

NOTE 13.   CREDIT CONCENTRATION
Kmart is the Company's largest customer comprising 38%, 28% and 32% of consolidated net sales in 2001, 2000 and 1999. In January 2002, Kmart filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The provision for uncollectible receivables was increased in 2001, to reflect the expected collectibility of unpaid receivables from Kmart. The Company's next largest customer made up 18%, 21% and 19% of consolidated net sales in 2001, 2000 and 1999.

NOTE 14.   QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for the years 2001 and 2000 are as follows:


                                              1st Quarter      2nd Quarter      3rd Quarter     4th Quarter          Total[1]
                                              ------------    -------------     ------------    ------------    --------------
2001
Net sales                                       $ 81,243          $ 86,864        $ 77,945        $ 85,086          $331,138
Gross profit                                      11,635            12,077           7,677           8,561            39,950
                                              ------------    -------------     ------------    ------------    --------------
   Net earnings (loss)                               994               768          (2,801)         (7,371)           (8,410)

EARNINGS PER COMMON SHARE:
  Basic
     Net earnings (loss) per common share        $  0.10           $  0.07        $  (0.27)       $  (0.71)      $     (0.82)
  Diluted
     Net earnings (loss) per common share        $  0.10           $  0.07        $  (0.27)       $  (0.71)      $     (0.82)

2000
Net sales                                      $ 100,068          $122,029       $ 123,875       $ 142,209       $   488,181
Gross profit                                      14,762            17,064          21,841          27,675            81,342
                                              ------------    -------------     ------------    ------------    --------------
Earnings (loss) from continuing operations        (1,121)              636           4,869           6,282            10,666
Discontinued operations                              829             3,875             160          20,454            25,318
Extraordinary gain (loss)                           (848)              --              213            (363)             (998)
                                              ------------    -------------     ------------    ------------    --------------
   Net earnings (loss)                            (1,140)            4,511           5,242          26,373            34,986

EARNINGS PER COMMON SHARE:
  Basic
    Earnings (loss) from continuing operations  $  (0.11)          $  0.06         $  0.48         $  0.62       $      1.05
    Discontinued operations                         0.08              0.38            0.01            2.01              2.48
    Extraordinary gain (loss)                      (0.08)              --             0.02           (0.04)            (0.10)
                                              ------------    -------------     ------------    ------------    --------------
     Net earnings (loss) per common share       $  (0.11)          $  0.44         $  0.51         $  2.59       $      3.43
  Diluted
    Earnings (loss) from continuing operations  $  (0.11)          $  0.06         $  0.47         $  0.61       $      1.03
    Discontinued operations                         0.08              0.38            0.01            1.97              2.45
    Extraordinary gain (loss)                      (0.08)               --            0.02           (0.04)            (0.09)
                                              ------------    -------------     ------------    ------------    --------------
     Net earnings (loss) per common share       $  (0.11)          $  0.44         $  0.50         $  2.54       $      3.39

(1) Quarterly per share amounts are computed independently for each quarter and the full year based upon the respective weighted average number of common shares outstanding and may not equal the total for the year.

COMMON STOCK
Huffy Corporation Common Stock is traded on the New York Stock Exchange. The quarterly high and low prices of Huffy Corporation Common Stock during the years ended December 31, 2001 and 2000 were as follows:

   Year Ended December 31, 2001            Year Ended December 31, 2000
   ----------------------------            ----------------------------
           Common Stock                            Common Stock
            Price Range                              Price Range
        -----------------------                  ----------------------

Quarter           High          Low        Quarter        High          Low
-------           ----          ---        -------        ----          ---

First           $ 7.74       $ 6.08        First        $ 6.31       $ 4.50
Second           10.50         6.14        Second         4.69         3.00
Third             9.81         6.25        Third         13.69         4.13
Fourth            6.62         5.41        Fourth        11.75         6.06


As of December 31, 2001, there were 10,386,945 shares of Huffy Corporation Common Stock outstanding and there were 3,211 shareholders of record. Management estimates an additional 4,500 shareholders hold their stock in nominee name. Trading volume of the Company's Common Stock during the twelve months ended December 31, 2001 totaled 9,008,500 shares. The average number of common shares outstanding during this period was approximately 10,298,076 shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

The name, age and background information for each of the Company's Directors is set forth in the section entitled ELECTION OF DIRECTORS and the table therein contained in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers are elected annually to their respective positions, effective at the April meeting of the Board of Directors. The Executive Officers of the Company at January 2, 2002, were as follows:

NAME                        AGE                          POSITION                          OFFICER SINCE
----                        ---                          --------                          -------------
Don R. Graber                58                 Chairman of the Board,                      July 1996
                                                President and Chief
                                                Executive Officer

Timothy G. Howard            55                 Vice President -- Controller                September 1978

Robert W. Lafferty           57                 Vice President -- Finance,                  January 2000
                                                Chief Financial Officer
                                                and Treasurer

Nancy A. Michaud             55                 Vice President -- General                   February 1993
                                                Counsel and Secretary

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

ITEM 11.   EXECUTIVE COMPENSATION

Information on executive compensation set forth in the section entitled EXECUTIVE COMPENSATION and the tables therein, is contained in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders, and is hereby incorporated herein by reference. Notwithstanding anything to the contrary set forth herein or in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Form 10-K, the section entitled REPORT OF COMPENSATION COMMITTEE and the Performance Graph which is set forth in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders are not deemed to be incorporated by reference in this Form 10-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of shares of Common Stock of the Company beneficially owned by each Director and by all Directors and Officers as a group as of January 2, 2002, set forth in the section entitled SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, and the table therein, is contained in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on certain transactions with management set forth in the section entitled CERTAIN RELATIONSHIPS AND OTHER RELATED TRANSACTIONS is contained in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      DOCUMENTS FILED AS PART OF THIS REPORT

         (1)      Financial statements

                  The following financial statements are filed as part of this report. See index on page 2 of this report.

                  Report of Independent Auditors

                  Consolidated Balance Sheets as of December 31, 2001, and 2000

                  Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999

                  Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000, and 1999

                  Notes to Consolidated Financial Statements

         (2) The Accountants' Report on Consolidated Financial Statements and the following Financial Statement Schedule of the Company is included as part of this Report at Item 8 hereof:

                  Schedule II. Valuation and Qualifying Accounts -- years ended December 31, 2001, 2000, and 1999

                  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

         (3) The exhibits shown in "Index to Exhibits" are filed as a part of this Report.

(b)      REPORTS ON FORM 8-K

         During the fiscal quarter ended December 31, 2001, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         HUFFY CORPORATION
         By      /s/  Don R. Graber                                                              Date: February 12, 2002
                 -----------------------------------------------------
                 Don R. Graber
                 Chairman of the Board, President
                 and Chief Executive Officer
                 (Principal Executive Officer
                 and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 /s/  Timothy G. Howard                                                          Date: February 12, 2002
                 -----------------------------------------------------
                 Timothy G. Howard
                 Vice President - Controller
                 (Principal Accounting Officer)

                 /s/  Robert W. Lafferty                                                         Date: February 12, 2002
                 -----------------------------------------------------
                 Robert W. Lafferty
                 Vice President -- Finance, Chief
                 Financial Officer and Treasurer
                 (Principal Financial Officer)

                 /s/  W. Anthony Huffman                                                         Date: February 12, 2002
                 -----------------------------------------------------
                 W. Anthony Huffman, Director

                 /s/  Linda B. Keene                                                             Date: February 12, 2002
                 -----------------------------------------------------
                 Linda B. Keene, Director

                 /s/  Donald K. Miller                                                           Date: February 12, 2002
                 -----------------------------------------------------
                 Donald K. Miller, Director

                 /s/  James F. Robeson                                                           Date: February 12, 2002
                 -----------------------------------------------------
                 James F. Robeson, Director

                 /s/  Thomas C. Sullivan                                                         Date: February 12, 2002
                 -----------------------------------------------------
                 Thomas C. Sullivan, Director

                 /s/  Joseph P. Viviano                                                          Date: February 12, 2002
                 -----------------------------------------------------
                 Joseph P. Viviano, Director

                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors,
Huffy Corporation:

Under date of February 1, 2002, we reported on the consolidated balance sheets of Huffy Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, which are included in the Company's 2001 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in Part IV, Item 14(a)(2) of Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         Cincinnati, Ohio
         February 1, 2002

                                             /s/ KPMG LLP
                                                 -----------------------------
                                                 KPMG LLP

                          INDEPENDENT AUDITORS' CONSENT

The Board of Directors,
Huffy Corporation:

We consent to the incorporation by reference in the Registration Statements, and the Prospectuses constituting part thereof, of (i) the Form S-8 Registration Statement (No. 333-62903) pertaining to the Master Deferred Compensation Plan;
(ii) the Form S-8 Registration Statement (No. 333-52095) pertaining to the 1998 Director Stock Option Plan, the 1998 Key Employee Stock Plan, and the 1998 Restricted Share Plan; (iii) the Form S-8 Registration Statement (No. 333-52077) pertaining to the 1998 Key Employee Non-Qualified Stock Plan; (iv) the Form S-8 Registration Statement (No. 33-25487) pertaining to the 1988 Stock Option Plan and Restricted Share Plan; (v) the Form S-8 Registration Statement (No. 33-25143) pertaining to the 1987 Director Stock Option Plan; (vi) the Form S-8 Registration Statement (Nos. 33-28811 and 33-42724) pertaining to the 1989 Employee Stock Purchase Plan and (vii) the Form S-8 Registration Statement (No. 33-44571) pertaining to five company savings plans of our report dated February 1, 2002, relating to the consolidated balance sheets of Huffy Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, which report appears in the Company's 2001 Annual Report on Form 10-K.

         Cincinnati, Ohio                        [GRAPHIC]
         February 1, 2002                        KPMG LLP

                                             /s/ KPMG LLP
                                                 -----------------------------

                                HUFFY CORPORATION
                  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                  BALANCE AT       ADDITIONS
                                                  BEGINNING    CHARGED TO COSTS                      BALANCE AT END
                                                  OF PERIOD      AND EXPENSES        DEDUCTIONS        OF PERIOD
Reserves deducted from assets to which
they apply:
Allowance for doubtful accounts:
    Year ended December 31, 2001                       $1,372              4,819             (425)            $5,766
    Year ended December 31, 2000                       $1,784                597           (1,009)            $1,372
    Year ended December 31, 1999                       $1,863                465             (544)            $1,784

Inventory obsolescence:
    Year ended December 31, 2001                        $ 365              3,327           (2,639)            $1,053
    Year ended December 31, 2000                       $1,620                 38           (1,293)             $ 365
    Year ended December 31, 1999                       $2,518              8,074           (8,972)            $1,620


Note: Represents accounts written off, less recoveries for allowance for doubtful accounts. Represents inventory written off, less scrap value for inventory obsolescence.

                                INDEX TO EXHIBITS


EXHIBIT                                                                                                         FORM 10-K
NO.                                                                                                             EXHIBITS
---                                                                                                             --------
3.a       Amended Articles of Incorporation, dated June 16, 1995, incorporated                                         *
          by reference to Exhibit (3)(i) to Form 10-Q for the quarter ended June
          30, 1995

3.b       Amended and Restated Code of Regulations, as amended, dated April                                            *
          27, 2000, incorporated by reference to Exhibit (3) to Form 10-Q for the fiscal quarter ended April 1, 2000

4.a       Specimen Common Stock Certificate of Huffy Corporation, incorporated                                         *
          by reference to Exhibit 4(a) to Form 10-K for the year ended December
          31, 1997

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

4.e       Amended and Restated Loan and Security Agreement, dated as of                                                *
          January 31, 2001, between Huffy Corporation and its
          subsidiaries and Congress Financial Corporation (Central), incorporated by reference to Exhibit 4.e to Form 10-K for
          the fiscal year ended December 31, 2000




* Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2001.


EXHIBIT                                                                                                         FORM 10-K
NO.                                                                                                             EXHIBITS
---                                                                                                             --------
10.a      Lease and Development Agreement, dated as of May 29, 1996, between                                          *
          Asset Holdings Company VI, LLC and Huffy Corporation, incorporated by reference to Exhibit (10)(c) to Form 10-K for the fiscal year ended
          December 31, 1999

10.b      First Addendum to Lease and Development Agreement, dated November 3,                                        *
          2000, between Asset Holdings Company VI, LLC and Huffy Corporation,
          incorporated by reference to Exhibit 10.b to Form 10-K for the fiscal year ended December 31, 2000

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

10.h Long Term Incentive Plan, incorporated by reference to Exhibit 10.h to Form 10-K for the fiscal year ended December 31, 2001




* Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.
*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2001.


EXHIBIT                                                                                                         FORM 10-K
NO.                                                                                                             EXHIBITS
---                                                                                                             --------
10.i      Description of supplemental group life insurance arrangement between                                        *
          Huffy Corporation and certain officers and key employees, incorporated by reference to Exhibit (10)(aa) to Form 10-K for the fiscal year ended December 31, 1991

10.j      Description of financial planning and tax preparation services,                                             *
          and automobile allowances, between Huffy Corporation and
          certain officers and key employees incorporated by reference to
          Exhibit (10)(m) to Form 10-K for the fiscal year ended December
          31, 1999

10.k      Annual Performance Incentive Plan of Huffy Corporation for the                                            ***
          fiscal year ended December 31, 2001

10.l      Supplemental Benefit Agreement, dated as of June 21, 1996, between                                          *
          Huffy Corporation and Don R. Graber, incorporated by reference to
          Exhibit 10.u to Form 10-K for the fiscal year ended December 31, 1996

10.m      Supplemental/Excess Benefit Plan, dated as of January 1, 1988,                                              *
          incorporated by reference to Exhibit (10)(aa) to Form 10-K for the fiscal year ended December 31, 1987

10.n      First Amendment to Huffy Corporation Supplemental/Excess Benefit                                            *
          Plan, effective as of January 1, 1988, incorporated by reference to
          Exhibit (10)(ee) to Form 10-K for the fiscal year ended December 31,
          1990

10.o      Second Amendment to Huffy Corporation Supplemental/Excess Benefit                                           *
          Plan, dated as of June 30, 1991, incorporated by reference to Exhibit
          (10)(y) to Form 10-K for the fiscal year ended December 31, 1994

10.p      Third Amendment to Huffy Corporation Supplemental/Excess Benefit                                            *
          Plan, dated as of June 27, 1994, incorporated by reference to Exhibit
          (10)(2) to Form 10-K for the fiscal year ended December 31, 1994

10.q      Fourth Amendment to Huffy Corporation Supplemental/Excess Benefit                                           *
          Plan dated as of May 26, 1995, incorporated by reference to Exhibit
          10.s to Form 10-K for the fiscal year ended December 31, 1997




* Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.
*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2001.


EXHIBIT                                                                                                         FORM 10-K
NO.                                                                                                             EXHIBITS
---                                                                                                             --------
10.r      Fifth Amendment to Huffy Corporation Supplemental/Excess Benefit                                         *
          Plan, effective as of July 15, 1996, incorporated by reference to
          Exhibit 10.z to Form 10-K for the fiscal year ended December 31, 1996

10.s      Sixth Amendment to Huffy Corporation Supplemental/Excess Benefit                                         *
          Plan, effective as of June 15, 1997, incorporated by reference to
          Exhibit 10.u to Form 10-K for the fiscal year ended December 31, 1997

10.t      Seventh Amendment to Huffy Corporation Supplemental/Excess Benefit                                       *
          Plan, effective as of December 22, 1997, incorporated by reference to
          Exhibit 10.v to Form 10-K for the fiscal year ended December 31, 1997

10.u      Eighth Amendment to Huffy Corporation Supplemental/Excess Benefit                                        *
          Plan, effective as of February 12, 1998, incorporated by reference to
          Exhibit (10)(x) to Form 10-K for the fiscal year ended December 31,
          1999

10.v      Ninth Amendment to Huffy Corporation Supplemental/Excess Benefit                                         *
          Plan, effective as of February 15, 2000, incorporated by reference to
          Exhibit (10)(d) to Form 10-Q for fiscal quarter ended July 1, 2000

10.w      Tenth Amendment to Huffy Corporation Supplemental/Excess Benefit                                         *
          Plan, effective as of May 25, 2000, incorporated by reference to
          Exhibit (10)(e) to Form 10-Q for fiscal quarter ended July 1, 2000

10.x      Eleventh Amendment to Huffy Corporation Supplemental/Excess Benefit                                      *
          Plan, effective February 15, 2001, incorporated by Reference to
          Exhibit 10.x to Form 10-K for the fiscal year ended December 31, 2000

10.y      Twelfth Amendment to Huffy Corporation Supplemental/Excess                                             ***
          Benefit Plan, effective as of January 1, 2001

10.z      Huffy Corporation 1998 Restricted Share Plan, effective April 17,                                        *
          1998, incorporated by reference to Exhibit 3 to the Company's Proxy
          Statement dated March 5, 1998 for the Annual
          Meeting of Shareholders held April 17, 1998


* Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.
***       Indicates that the exhibit is included as part of this Annual
          Report on Form 10-K for the year ended December 31, 2001.


EXHIBIT                                                                                                         FORM 10-K
NO.                                                                                                             EXHIBITS
---                                                                                                             --------
10.aa     Amendment No. 1 to Huffy Corporation 1998 Restricted Share                                                 ***
          Plan, effective as of April 27, 2001

10.bb     Form of Restricted Share Agreements between Huffy Corporation and                                            *
          its Officers, incorporated by reference to Exhibit 10.w to Form 10-K for the fiscal year ended December 31, 1997

10.cc     Huffy Corporation Master Benefit Trust Agreement as Restated, dated                                          *
          June 9, 1995, incorporated by reference to Exhibit 10.aa for Form 10-K for the fiscal year ended December 31, 1995

10.dd     First Amendment to Huffy Corporation Master Benefit Trust Agreement                                          *
          as Restated, effective as of July 25, 1996, incorporated by reference to Exhibit 10.bb to Form 10-K for the fiscal year ended December 31,
          1996

10.ee     Amendment No. 2 to Huffy Corporation Master Benefit Trust                                                    *
          Agreement, dated January 2, 1998, incorporated by reference to Exhibit 10.z to Form 10-K for the fiscal year ended
          December 31, 1998

10.ff     Third Amendment to Huffy Corporation Master Benefit Trust Agreement,                                         *
          as Restated, effective August 20, 1998, incorporated by reference to
          Exhibit 10.aa to Form 10-K for the fiscal year ended December 31, 1998

10.gg     Huffy Corporation 1987 Director Stock Option Plan, incorporated by                                           *
          reference to Exhibit 19(a) to Form 10-Q for the fiscal quarter ended
          June 30, 1988

10.hh     First Amendment to Huffy Corporation 1987 Director Stock Option                                              *
          Plan, effective as of April 30, 1991, incorporated by reference to
          Exhibit (10)(nn) to Form 10-K for the fiscal year ended December 31,
          1991

10.ii     Second Amendment to Huffy Corporation 1987 Director Stock Option                                            *
          Plan, effective as of December 15, 1991, incorporated by reference to
          Exhibit (10)(oo) to Form 10-K for the fiscal year ended December 31,
          1991


* Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.
*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2001.


EXHIBIT                                                                                                         FORM 10-K
NO.                                                                                                             EXHIBITS
---                                                                                                             --------
10.jj     Third Amendment to Huffy Corporation 1987 Director Stock Option                                              *
          Plan, effective as of February 15, 1996, incorporated by reference to
          Exhibit 10.ff to Form 10-K for the fiscal year ended December 31, 1996

10.kk     Huffy Corporation 1998 Director Stock Option Plan, effective April
          17, 1998, incorporated by reference to Exhibit 1 to the Company's
          Proxy Statement dated March 5, 1998 for the Annual
          Meeting of Shareholders held April 17, 1998

10.ll     Amendment No. 1 to Huffy Corporation 1998 Director Stock Option                                            ***
          Plan, effective April 27, 2001

10.mm     Huffy Corporation 1988 Stock Option Plan and Restricted Share                                                *
          Plan, as amended, incorporated by reference to Exhibit 19(b)
          to Form 10-Q for the fiscal quarter ended June 30, 1988; to
          Exhibit A to the Company's Proxy Statement dated March 13,
          1992 for the Annual Meeting of Shareholders held April 24,
          1992; and to Annex I to the Company's Proxy Statement dated
          March 7, 1996 for the Annual Meeting of Shareholders held
          April 26, 1996

10.nn     Third Amendment to Huffy Corporation 1988 Stock Option Plan and                                              *
          Restricted Share Plan, effective October 22, 1998, incorporated by reference to Exhibit 10.hh to Form 10-K for the fiscal year ended
          December 31, 1998

10.oo     Huffy Corporation 1998 Key Employee Stock Plan, effective April 17,                                          *
          1998, incorporated by reference to Exhibit 2 to the Company's Proxy
          Statement dated March 5, 1998 for the Annual Meeting of Shareholders held April 17, 1998

10.pp     First Amendment to Huffy Corporation 1998 Key Employee Stock Plan,                                           *
          effective October 22, 1998, incorporated by reference to Exhibit 10.jj to Form 10-K for the fiscal year ended December 31, 1998

10.qq     Second Amendment to Huffy Corporation 1998 Key Employee Stock Plan,                                          *
          effective July 20, 2000, incorporated by reference to Exhibit 10.nn to
          Form 10-K for the fiscal year ended December 31, 2000

* Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.
*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2001.


EXHIBIT                                                                                                         FORM 10-K
NO.                                                                                                             EXHIBITS
---                                                                                                             --------
10.rr     Amendment No. 3 to Huffy Corporation 1998 Key Employee Stock Plan,                                         ***
          effective April 29, 2001

10.ss     Form of Subscription Agreement between Huffy Corporation and Don R.                                          *
          Graber, incorporated by reference to Exhibit 10.ee to Form 10-K for the fiscal year ended December 31, 1997

10.tt     1998 and 1999 Subscription Agreements between Huffy                                                          *
          Corporation and Don R. Graber, incorporated by reference to
          Exhibits (10)(b) and (10)(c) to Form 10-Q for the fiscal
          quarter ended July 1, 2000

10.uu     Huffy Corporation 1990 Directors' Retirement Plan incorporated by                                            *
          reference to Exhibit (10)(qq) to Form 10-K for the fiscal year ended
          December 31, 1991

10.vv     First Amendment to Huffy Corporation 1990 Directors' Retirement                                              *
          Plan, effective as of February 15, 1996, incorporated by reference to
          Exhibit 10.ii to Form 10-K for the fiscal year ended December 31, 1996

10.ww     Second Amendment to Huffy Corporation 1990 Directors' Retirement                                             *
          Plan, effective as of February 15, 1996, incorporated by reference to
          Exhibit 10.jj to Form 10-K for the fiscal year ended December 31, 1996

10.xx     Agreement and Plan of Reorganization, dated November 3, 2000,                                                *
          by and among Huffy Corporation, Huffy Brands Company,
          Washington Inventory Service, WIS Holdings Corp. and WIS
          Acquisition Corp., incorporated by reference to Exhibit 2 to
          Form 10-Q for the fiscal quarter ended September 30, 2000


* Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2001.


EXHIBIT                                                                                                         FORM 10-K
NO.                                                                                                             EXHIBITS
---                                                                                                             --------
                                  OTHER FILINGS



21.       List of all direct and indirect Subsidiaries of the registrant:


                                                                           JURISDICTION IN
                 NAME OF SUBSIDIARY                                       WHICH INCORPORATED
                 ------------------                                       ------------------
         Hufco-Delaware Company                                       Delaware
         Huffy FSC, Inc.                                              Virgin Islands
         Huffy International Finance, N.V.                            Netherland Antilles
         Huffy Risk Management, Inc.                                  Ohio
         Huffy Service First, Inc.                                    Ohio
         Huffy Sports, Inc.                                           Wisconsin
         Royce Union Bicycle Company                                  Ohio
         HCAC, Inc.                                                   Ohio
         American Sports Design Company                               Ohio
         Huffy Brands Company                                         Ohio
         HSGC, Inc.                                                   Delaware

99.a      Cautionary Statement for Purposes of the "Safe Harbor"                                                     ***
          Provisions of the Private Securities Litigation Reform Act
          of 1995









* Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.
*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2001.