Form 10-Q
period 2002-03-30
HUFFY CORP
filed 2002-05-07
CIK 225463

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For Quarter Ended                 March 30, 2002
                  --------------------------------------------------------------
                                       OR

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

                           Yes         No
                               -----      ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding Shares:       10,398,172         as of           April 25, 2002
                    ------------------------       -----------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS  COMPANY FOR WHICH REPORT IS FILED:
         --------------------

                                HUFFY CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (unaudited)

                                                       Three Months Ended
                                                  ------------------------------
                                                  March 30, 2002  March 31, 2001
                                                  --------------  --------------

Net sales                                          $     70,385    $     81,243
Cost of sales                                            58,384          69,608
                                                   ------------    ------------
            Gross profit                                 12,001          11,635

Selling, general and administrative expenses             10,528          10,043
                                                   ------------    ------------
            Operating income                              1,473           1,592

Other expense (income)
        Interest expense                                    349             568
        Interest income                                     (47)           (162)
        Other                                               204)           (417)
                                                   ------------    ------------
Earnings before income taxes                                967           1,603

Income tax expense                                          343             609
                                                   ------------    ------------
            Net earnings                           $        624    $        994
                                                   ============    ============

Earnings per common share:

  Basic:

        Weighted average number of common shares     10,389,422      10,231,558
                                                   ============    ============
        Net earnings per common share              $       0.06    $       0.10
                                                   ============    ============
  Diluted:

        Weighted average number of common shares     10,617,935      10,368,848
                                                   ============    ============
        Net earnings per common share              $       0.06    $       0.10
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                                HUFFY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts In Thousands)


                                                          March 30,    December 31,
                                                            2002           2001
                                                        (Unaudited)
                                                        -----------    ------------
ASSETS
------

Current assets:
    Cash and cash equivalents                            $  13,907      $  26,541
    Accounts and notes receivable, net                      55,834         48,934
    Inventories                                             16,394         12,483
    Prepaid expenses and federal income taxes               20,132         17,803
                                                         ---------      ---------

           Total current assets                            106,267        105,761
                                                         ---------      ---------

Property, plant and equipment, at cost                      39,998         39,320
    Less:  Accumulated depreciation and amortization        30,903         30,053
                                                         ---------      ---------

           Net property, plant and equipment                 9,095          9,267

Excess of cost over net assets acquired, net                13,127          8,038
Other assets                                                21,782         22,419
                                                         ---------      ---------

                                                         $ 150,271      $ 145,485
                                                         =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Notes payable                                        $      --      $      --
    Current portion of long-term obligations                    --             --
    Accounts payable                                        34,512         31,161
    Accrued expenses and other current liabilities          30,657         30,224
                                                         ---------      ---------

           Total current liabilities                        65,169         61,385
                                                         ---------      ---------

Long-term obligations less current portion                      --             --
Other long-term liabilities                                 18,687         18,498
                                                         ---------      ---------

           Total liabilities                                83,856         79,883
                                                         ---------      ---------

Shareholders' equity:
    Common stock                                            16,936         16,931
    Additional paid-in capital                              67,256         67,226
    Retained earnings                                       75,770         75,147
    Accumulative comprehensive income                       (3,266)        (3,421)
    Less:  cost of treasury shares                          90,281         90,281
                                                         ---------      ---------

           Total shareholders' equity                       66,415         65,602
                                                         ---------      ---------

                                                         $ 150,271      $ 145,485
                                                         =========      =========

See accompanying notes to consolidated financial statements.

                                HUFFY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)
                                   (Unaudited)

                                                                                              Three Months Ended
                                                                                       -------------------------------
                                                                                       March 30, 2002   March 31, 2001
                                                                                       --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings from continuing operations                                                   $    624         $    994

Adjustments to reconcile net earnings to net cash used in operating activities:
    Depreciation and amortization                                                              878            1,306
    Deferred federal income tax benefit                                                       (104)              --
    Changes in assets and liabilities:
        Accounts and notes receivable, net                                                  (5,824)          26,095
        Inventories                                                                         (3,911)           2,046
        Prepaid expenses and federal income taxes                                           (2,329)            (780)
        Other assets                                                                           745              (81)
        Accounts payable                                                                     3,231            9,843
        Accrued expenses and other current liabilities                                        (796)          (5,333)
        Other long-term liabilities                                                            343             (752)
        Other                                                                                   --               --
                                                                                          --------         --------
             Net cash provided by (used in) operating activities                            (7,143)          33,338
====================================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                                      (626)            (353)
    Acquisition of businesses, net of cash acquired                                         (4,900)              --
                                                                                          --------         --------
             Net cash used in investing activities                                          (5,526)            (353)
====================================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in short-term borrowings                                                       --          (17,656)
    Issuance of long-term debt                                                                  --               --
    Issuance of common shares                                                                   35               16
                                                                                          --------         --------
             Net cash provided by (used in) financing activities                                35          (17,640)
====================================================================================================================
Net change in cash and cash equivalents                                                    (12,634)          15,345
Cash and cash equivalents:
        Beginning of the period                                                             26,541            4,334
                                                                                          --------         --------
        End of the period                                                                 $ 13,907         $ 19,679
====================================================================================================================

See accompanying notes to consolidated financial statements

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar Amounts in Thousands)



Note 1: Footnote disclosure, which would substantially duplicate the disclosure contained in the Annual Report to Shareholders for the year ended December 31, 2001, has not been included. The unaudited interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary to a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Huffy Corporation as of March 30, 2002. All such adjustments are of a normal recurring nature.

Note 3: Inventories of Huffy Bicycle Company and Huffy Sports Company are at cost (not in excess of market) determined by the FIFO method. The components of inventories are as follows:

                                                                 March 30,               December 31,
                                                                   2002                     2001
                                                              ---------------          ---------------
                  Finished Goods                                     $14,493                  $10,768
                  Work-in-Progress                                       105                      105
                  Raw Materials & Supplies                             1,796                    1,610
                                                              ---------------          ---------------
                                                                     $16,394                  $12,483
                                                              ===============          ===============

Note 4: On March 27, 2002, Huffy Service First acquired the stock of McCalla Company and its subsidiaries Creative Retail Services and Creative Retail Services Canada ("McCalla") for $5,400, less $500 net cash received, subject to certain post closing adjustments. Of the total purchase price, $5,089 was recorded as intangible goodwill and covenant not to compete as of March 30, 2002. The McCalla companies provide merchandising services, including cycle and periodic resets, stocking and sales training services for a number of well-known manufacturers serving the Home Center channel, including, among others Philips Lighting, Duracell, and The Stanley Works. The estimated opening balance sheet of McCalla is included in the March 30, 2002 consolidated balance sheet.

Note 5: The Company classifies its operations into a single integrated business segment.

Note 6: The Company adopted the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Statement 141 addresses financial accounting and reporting for business combinations requiring the use of the purchase method of accounting and reporting for goodwill and other intangible assets requiring that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires intangible assets with estimate useful lives be amortized over their respective useful life to their estimated residual values, and reviewed for impairment.

            As of March 30, 2002, the Company had $13,127 of goodwill and other intangibles, including $5,089 from the acquisition of McCalla on March 27, 2002. The McCalla acquisition-related intangibles include non-compete agreement and goodwill. The non-compete agreement is the only intangible subject to amortization under Statement 142.

            In the first quarter of 2001, $181 ($112 after-tax), or $0.01 per common share, of goodwill amortization was included in selling, general and administrative expenses. First quarter 2001 net earnings without goodwill amortization were $1,106, or $0.11 per common share. The Company charged selling, general and administrative expense for $726 ($477 after tax), or $0.05 per common share, for the amortization of goodwill for the year ended December 31, 2001. The full year 2001 net loss without goodwill amortization was $7,933, or $0.77 per common share. No goodwill amortization was incurred during the first quarter of 2002. The Company tested each reporting unit's unamortized goodwill for impairment and found the assets unimpaired as of the date of adoption. In accordance with Statement No. 142, the Company will test each reporting unit's goodwill as of end of the calendar year.

Note 7: The components of comprehensive income are immaterial and are therefore not disclosed.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------

                        THREE MONTHS ENDED MARCH 30, 2002
                                 COMPARED TO THE
                        THREE MONTHS ENDED MARCH 31, 2001
              (Dollar Amounts in Thousands, Except Per Share Data)

For the first quarter of 2002, Huffy Corporation ("Huffy" or "Company") had net earnings of $624, or $.06 per common share compared to net earnings of $994, or $0.10 per common share, for the same period last year.

Consolidated net sales for the quarter ended March 30, 2002 were $70,385, a decrease of 13.4% over sales of $81,243 for the same quarter in 2001. This sales decrease was primarily the result of Kmart's first quarter Chapter 11 filing, which interrupted shipments of product, and unfavorably impacted consumer sales. In addition, during the first quarter the Company experienced a mix shift to more opening price point bicycles. Sales of basketball backboards and lighted balls rose 36% over 2001 levels, continuing the strong trend begun in the second half of 2001. Sales of retail services were up 5% over the prior year, despite weakness in merchandising revenue directly attributable to slower Kmart sales.

Gross profit for the quarter ended March 30, 2002 was $12,001, or 17.1% of net sales compared to $11,635, or 14.3% of net sales for the quarter ended March 31, 2001. Aggressive foreign sourcing programs, cost containment programs throughout all Huffy companies and improved manufacturing volumes in the basketball product line were offset by unfavorable product mix shifts toward lower margin opening price point bicycles and higher field labor costs in the assembly service business.

Selling, general and administrative expenses were $10,528 for the first quarter of 2002, compared to $10,043 for the same period last year. As a percent of net sales, selling, general and administrative expenses (SG&A) for the quarter ended March 30, 2002 were 15.0% versus 12.4% in 2001, as a result of lower sales volume. Pension expenses are up in 2002 as a result of low interest rates and weak stock market performance during 2001. In addition, the Company has invested more aggressively in advertising in 2002.

Other income and expense in 2001 included favorable adjustments related to the final payoff of the revolver and adjustments related to the settlement of liabilities assumed in the sales of Washington Inventory Service and True Temper Hardware.

Interest costs for the first quarter of 2002 dropped to $302 from $406 for the same period last year. The Company has been debt free, with cash invested since the first quarter of 2001. 2002 interest expense is primarily comprised of amortization of financing costs, letter of credit, and non-usage revolver fees.

On March 27, 2002, the Huffy Service First acquired the stock of McCalla Company and its subsidiaries

Creative Retail Services and Creative Retail Services Canada. ("McCalla") for approximately $5,400 less $500 net cash received, subject to certain post closing adjustments. Of the total purchase price, $5,089 is recorded as intangible goodwill and covenant not to compete as of March 30, 2002. The McCalla companies provide merchandising services, including cycle and periodic resets, stocking and sales training services for a number of well-known manufacturers serving the Home Center channel, including, among others, Philips Lighting, Duracell, and The Stanley Works. The estimated opening balance sheet of McCalla is included in the March 30, 2002 consolidated balance sheet.

The Company's $75,000 revolving credit facility is secured by all assets of the Company and its affiliates and will expire on December 31, 2002, with a 12-month renewal option. As of March 30, 2002, the Company had $31,221 available on its revolving credit facility and had no outstanding balance.

The first quarter of 2001 benefited from the liquidation of $26,095 of receivables, which resulted from the strong fourth quarter 2000 Huffy Micro(TM) scooter sales. During the first quarter of 2002, receivables increased $5,824, principally as a result of the Kmart bankruptcy filing. As of March 30, 2002, the Company has $7,830 of pre-bankruptcy receivables from Kmart. The Company believes it is adequately reserved for the collectibility of its receivables. Kmart is the Company's largest customer comprising 38% of consolidated net sales in 2001.

The Company expects existing cash, cash flow from operations, and its revolving credit facility will be sufficient to finance seasonal working capital needs and capital expenditures throughout the coming year.

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated.

The Company, along with others, has been designated as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (the "EPA") with respect to claims involving the discharge of hazardous substances into the environment in the Baldwin Park operable unit of the San Gabriel Valley Superfund site. The Company, along with other PRPs, the Main San Gabriel Basin Watermaster (Watermaster), the San Gabriel Water Quality Authority (WQA), and numerous local water districts (Water Districts), have worked with the EPA on a mutually satisfactory remedial plan, with the end result being a joint water supply/clean up Project Agreement which settles four different lawsuits filed by the WQA and the Water Districts. The Project Agreement was signed on March 28, 2002 and is expected to be approved by the court and become effective in mid-May 2002. In developing its estimate of environmental remediation costs, the Company considers, among other things, currently available technological solutions, alternative cleanup methods, and risk-based assessments of the contamination and, as applicable, an estimation of its proportionate share of remediation costs. The Company may also make use of external consultants and consider, when available, estimates by other PRPs and governmental agencies and information regarding the financial viability of other PRPs. Based upon information currently available, the Company believes it is unlikely that it will incur substantial previously unanticipated costs as a result of failure by other PRPs to satisfy their responsibilities for remediation costs.

The Company has recorded environmental accruals, based upon the information available, that are adequate to satisfy known remediation requirements. The total accrual for estimated environmental remediation costs related to the Superfund site and other potential environmental liabilities was $6,699 at March 30, 2002. Management expects that the majority of expenditures relating to costs currently accrued will be made over the next year. As a result of factors, such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites, and the allocation of costs among potentially responsible parties, estimated costs for future environmental compliance and remediation are necessarily imprecise and it is not possible to fully predict the amount or timing of future environmental remediation costs which may subsequently be determined.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company along with numerous California water companies and other potentially responsible parties ("PRPs") for the Baldwin Park Operable Unit of the San Gabriel Valley Superfund (see Note 10 to the Company's annual report regarding the Superfund in which a tentative remediation settlement has been reached) have been named in fourteen civil lawsuits which allege claims related to the contaminated groundwater in the Azusa, California area (collectively, the "San Gabriel Cases").

The cases have been stayed for a variety of reasons, including a number of demurrers and writs taken in the Appellate Division, relating primarily to the California Public Utilities Commission ("PUC") investigation described below. The resulting Appellate Division decisions were reviewed by the California Supreme Court, which ruled in February 2002. The cases have been reactivated as a result of the California Supreme Court's, decision, with the trial level Coordination Judge holding a Status Conference on all of the cases on March 14, 2002. The Coordination Judge has asked the parties to brief the status of the case following the California Supreme Court's ruling, and has scheduled a hearing on those briefs for May 23, 2002. Thereafter, it is anticipated that the Coordination Judge will set a Case Management Order, calling for the commencement of formal discovery and providing for an opportunity for the mediation of disputes.

The Company, along with the other PRPs for the Baldwin Park Operable Unit of the San Gabriel Valley Superfund Site (the "BPOU"), has also been named in four civil lawsuits filed by water purveyors. The water purveyor lawsuits allege CERCLA, property damage, nuisance, trespass and other claims related to the contaminated groundwater in the BPOU (collectively, the "Water Entity Cases"). The Company was named as a direct defendant by the water purveyor in two of these cases, and was added as a third party defendant in the two others by Aerojet General Corporation, which, in those cases, was the only PRP sued by the water purveyors. As noted above, each of the Water Entity Cases are being settled through the entry of the Project Agreement. Thus, it is anticipated that the Water Entity Cases, which are in their initial stages, will be dismissed within the next thirty to sixty days.

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

ITEM 4.  SUBMISSON OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held April 25, 2002. At such meeting, the Shareholders of the Company elected as a Director, James F. Robeson, for a two-year term expiring in 2004. Shares were voted as follows:
For: 8,356,882; Withheld (including broker non-votes): 1,067,069.

The Shareholders voted to approve an amendment to the 1998 Director Stock Option Plan to provide for restrictive stock awards in lieu of options. Shares were voted as follows: For approval: 5,977,860; against approval: 3,404,911; and abstain 41,180.

In addition, the Shareholders also ratified the appointment of KPMG LLP as the Company's independent public accountants for calendar year 2002. In accordance with such ratification, 9,220,111 shares were voted for ratification, 169,442 shares cast against, and 34,398 shares cast to abstain (including broker non-votes).

ITEM 5:    OTHER INFORMATION
           ------------------

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

a. Exhibits - No Exhibits, as shown in the "Index of Exhibits", attached hereto as page 13, are applicable to be filed as a part of this Report.

b. The Company filed a report on Form 8-K dated April 25, 2002 with the Securities and Exchange Commission regarding remarks delivered at the Annual Meeting of Shareholders held on April 25, 2002.

Please see the Company's meaningful cautionary statements regarding forward looking statements contained in the Company's report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2002 which is hereby incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HUFFY CORPORATION, Registrant



          May 1, 2002                  /s/ Timothy G.. Howard
--------------------------           ------------------------------------------
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