Form 10-Q
period 2002-06-29
HUFFY CORP
filed 2002-07-25
CIK 225463

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                   June 29, 2002
                  ------------------------------------------------------------
                                          OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------      ---------------------

Commission file number                  1-5325
                       --------------------------------------------------

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

                                                  Yes         No
                                                      -----      ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding Shares:     10,461,965       as of       July 19, 2002
                    --------------------       -------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS  COMPANY FOR WHICH REPORT IS FILED:

                                HUFFY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                         Three Months Ended                     Six Months Ended
                                                  --------------------------------      --------------------------------
                                                  June 29, 2002      June 30, 2001      June 29, 2002      June 30, 2001
                                                  -------------      -------------      -------------      -------------
Net sales                                         $     93,413       $     86,864       $    163,798       $    168,107
Cost of sales                                           76,382             74,787            134,766            144,395
                                                  ------------       ------------       ------------       ------------
            Gross profit                                17,031             12,077             29,032             23,712

Selling, general and administrative expenses            13,847             11,089             24,375             21,132
                                                  ------------       ------------       ------------       ------------
            Operating income                             3,184                988              4,657              2,580

Other expense (income)
        Interest expense                                   326                348                675                916
        Interest income                                     (7)              (262)               (54)              (424)
        Other expense  (income)                            762               (337)               966               (754)
                                                  ------------       ------------       ------------       ------------
Earnings before income taxes                             2,103              1,239              3,070              2,842
Income tax expense                                         828                471              1,171              1,080
                                                  ------------       ------------       ------------       ------------
            Net earnings                          $      1,275       $        768       $      1,899       $      1,762
                                                  ============       ============       ============       ============

Earnings per common share:
  Basic:
       Weighted average number of
        common shares                               10,429,836         10,255,057         10,409,129         10,243,307
                                                  ============       ============       ============       ============
        Net earnings per common share             $       0.12       $       0.07       $       0.18       $       0.17
                                                  ============       ============       ============       ============
  Diluted:
       Weighted average number of
        common shares                               10,736,459         10,502,865         10,715,752         10,491,116
                                                  ============       ============       ============       ============

        Net earnings per common share             $       0.12       $       0.07       $       0.18       $       0.17
                                                  ============       ============       ============       ============

                                HUFFY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts In Thousands)


                                                            June 29,
                                                              2002           December 31,
                                                           (Unaudited)           2001
                                                           -----------       ------------
ASSETS

Current assets:
    Cash and cash equivalents                               $  36,255         $  26,541
    Accounts and notes receivable, net                         45,795            48,934
    Inventories                                                26,211            12,483
    Prepaid expenses and federal income taxes                  18,181            17,803
                                                            ---------         ---------
           Total current assets                               126,442           105,761
                                                            ---------         ---------

Property, plant and equipment, at cost                         40,515            39,320
    Less:  Accumulated depreciation and amortization           31,559            30,053
                                                            ---------         ---------

           Net property, plant and equipment                    8,956             9,267

Excess of cost over net assets acquired, net                   13,115             8,038
Other assets                                                   23,060            22,419
                                                            ---------         ---------
                                                            $ 171,573         $ 145,485
                                                            =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable                                           $    --           $    --
    Current installments of long-term obligations                --                --
    Accounts payable                                           55,155            31,161
    Accrued expenses and other current liabilities             28,879            30,224
                                                            ---------         ---------
           Total current liabilities                           84,034            61,385
                                                            ---------         ---------

Long-term obligations, less current installments                 --                --
Other long-term liabilities                                    19,398            18,498
                                                            ---------         ---------
           Total liabilities                                  103,432            79,883
                                                            ---------         ---------

Shareholders' equity:
    Common stock                                               16,969            16,931
    Additional paid-in capital                                 67,259            67,226
    Retained earnings                                          77,048            75,147
    Accumulated other comprehensive loss                       (3,369)           (3,421)
    Treasury shares, at cost                                  (89,766)          (90,281)
                                                            ---------         ---------
           Total shareholders' equity                          68,141            65,602
                                                            ---------         ---------
                                                            $ 171,573         $ 145,485
                                                            =========         =========

                                HUFFY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                       ------------------------------
                                                                                       June 29, 2002    June 30, 2001
                                                                                       -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings                                                                          $  1,899         $  1,762

   Adjustments to reconcile net earnings to net cash provided by (used in)
   operating activities:
      Depreciation and amortization                                                         1,818            2,600
      Gain on sale of property, plant and equipment                                            (2)            --
      Deferred federal income tax expense                                                     858              991
      Changes in assets and liabilities:
         Accounts and notes receivable, net                                                 4,260           32,538
         Inventories                                                                      (13,728)           7,670
         Prepaid expenses and federal income taxes                                         (1,331)            (254)
         Other assets                                                                        (543)          (1,563)
         Accounts payable                                                                  23,837             (607)
         Accrued expenses and other current liabilities                                    (2,562)         (10,872)
         Other long-term liabilities                                                          954             (879)
                                                                                         --------         --------
         Net cash provided by operating activities                                         15,460           31,386
==================================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:

      Capital expenditures                                                                 (1,432)          (1,402)
      Acquisition of businesses                                                            (4,900)            --
      Proceeds from sale of property, plant and equipment                                    --               --
                                                                                         --------         --------
          Net cash used in investing activities                                            (6,332)          (1,402)
==================================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:

      Net decrease in short-term borrowings                                                  --            (17,656)
      Issuance of common shares                                                               586              286
                                                                                         --------         --------
          Net cash provided by (used in) financing activities                                 586          (17,370)
==================================================================================================================
   Net change in cash and cash equivalents                                                  9,714           12,614
      Cash and cash equivalents:
         Beginning of the year                                                             26,541            4,334
                                                                                         --------         --------
         End of the six month period                                                     $ 36,255         $ 16,948
==================================================================================================================



          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar Amounts in Thousands, except per share data)
                                   (Unaudited)

Note 1: Footnote disclosure, which would substantially duplicate the disclosure contained in the Annual Report to Shareholders for the year ended December 31, 2001, has not been included. The unaudited interim condensed consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary to a fair statement of the results for the periods presented and to present fairly the consolidated financial position of Huffy Corporation as of June 29, 2002. All such adjustments are of a normal recurring nature.

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

Note 2: Inventories of Huffy Bicycle Company and Huffy Sports Company are at cost (not in excess of market) determined by the FIFO method. The components of inventories are as follows:

                                                   June 29,      December 31,
                                                     2002           2001
                                                   --------      ------------
                  Finished Goods                   $24,165         $10,768
                  Work-in-Progress                     105             105
                  Raw Materials & Supplies           1,941           1,610
                                                   -------         -------
                                                   $26,211         $12,483
                                                   =======         =======

Note 3: On March 27, 2002, Huffy Service First acquired the stock of McCalla Company and its subsidiaries, Creative Retail Services and Creative Retail Services Canada, ("McCalla") for $5,400, less $500 net cash acquired, subject to certain post-closing adjustments. Of the total purchase price, $4,792 was recorded as goodwill and $300 was recorded as a covenant not-to-compete. McCalla provides merchandising, including cycle and periodic product resets, stocking and sales training for a number of well-known manufacturers serving the Home Center channel, including, among others, Philips Lighting, Duracell, and The Stanley Works.

           The Company announced its intention to acquire Gen-X Sports, Inc. ("Gen-X") on June 17, 2002. Under the terms of the proposed merger agreement, the Company will acquire Gen-X for cash and the issuance of 5,000,000 shares of Class A common stock to the stockholders of Gen-X. Gen-X, headquartered in Toronto, Ontario, Canada, with offices in Geneva, Switzerland and Minneapolis, Minnesota, is a diversified sporting goods company that designs, markets, and distributes a wide range of branded sporting goods across multiple channels. Gen-X markets products under numerous well-known brands, including: for golf, Tommy Armour (R), RAM(R), Zebra(R) and Teardrop(R); for snowboards: Sims(R), Lamar(R) and Limited(R); for action sports and inline skates: Rage(R), Dukes(R), Oxygen(R), Ultra-Wheels(R), Street Attack(R) and Skate Attack(R); for skis: Volant(R); and for hockey:
           Hespeler(R). Gen-X also supports separate product lines dedicated to licensing and the sale of opportunity and excess inventory. Merger consideration is estimated to be $57,435 for the common stock of Gen-X and Gen-X Ontario, $4,970 to purchase and redeem Gen-X preferred stock, $44,661 to retire a portion of Gen-X's existing debt and $3,340 for fees and expenses. The acquisition, which is expected to close during the fourth quarter of 2002, is subject to shareholder approval and satisfaction of certain conditions prior to close. The terms of the proposed merger are included in the Company's

           Form S-4 Registration Statement filed with the Securities and Exchange Commission on July 5, 2002.

Note 4: The Company classifies its operations into a single integrated business segment.

Note 5: The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets", as of January 1, 2002 ("SFAS 142"). SFAS 141 addresses financial accounting and reporting for business combinations requiring the use of the purchase method of accounting and reporting for goodwill and other intangible assets. In accordance with the provisions of SFAS 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead will be tested for impairment at least annually. SFAS 142 also requires intangible assets with defined useful lives be amortized over their estimated useful life to their estimated residual values, and reviewed for impairment at least annually.

           As of June 29, 2002, the Company had $13,115 of goodwill and other intangibles, including $4,792 of goodwill and $285 related to a covenant not-to-compete associated with the McCalla acquisition. The covenant not-to-compete was valued at $300 as of the acquisition date and is being amortized over its expected useful life of five years.

           In the second quarter of 2001, $181 ($112 after-tax), or $0.01 per common share, of goodwill amortization was included in selling, general and administrative expenses. Second quarter 2001 net earnings excluding goodwill amortization was $880, or $0.08 per common share. Goodwill amortization in the first half of 2001 of $362, or $0.02 per common share, was included in selling, general and administrative expenses. First half 2001 net earnings without goodwill amortization were $1,986, or $0.19 per common share. The Company charged selling, general and administrative expense for $726 ($477 after tax), or $0.05 per common share, for the amortization of goodwill for the year ended December 31, 2001. The full year 2001 net loss without goodwill amortization was $7,933, or $0.77 per common share. No goodwill amortization was incurred in 2002. The Company tested each reporting unit's unamortized goodwill for impairment and found the assets unimpaired as of the date of adoption. In accordance with SFAS 142, the Company will test each reporting unit's goodwill annually as of end of the fiscal year.

           Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 retained many of the fundamental provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), but resolved certain implementation issues associated with that Statement. SFAS 144 also requires the results of operations of a component entity that is classified as held for sale or has been disposed of to be reported as discontinued operations in the Condensed Consolidated Statements of Earnings if certain conditions are met. These conditions include elimination of the operations and cash flows of the component entity from the ongoing operations of the Company, and no significant continuing involvement by the Company in the operations of the component entity after the disposal transaction. The adoption of SFAS 144 did not have a material impact on the Company's consolidated results of operations.

Note 6. In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which will be effective for the Company beginning January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

           In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), which will be effective for the Company beginning January 1, 2003. SFAS 145 rescinds FASB Statement No. 4, 44, 64 and amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

           The Company has assessed the impact of SFAS 143 and 145, and estimates that the impact of these standards will not be material.

Note 7:    Critical Accounting Policies

           Allowance for Doubtful Accounts

           The Company evaluates the collectibility of its accounts receivable based upon an analysis of historical trends, aging of accounts receivable, write-off experience and expectations of future performance. Delinquent accounts are written off to selling, general and administrative expense when circumstances make further collection unlikely. In the event of a customer bankruptcy or reorganization, specific reserves are established to write down accounts receivable to the level of anticipated recovery. The Company may consult with third-party purchasers of bankruptcy receivables when establishing specific reserves. Non-specific reserves for doubtful accounts are based upon a historical bad debt write-off of approximately 0.2% of net sales. At June 29, 2002, a 0.1 percentage point change in bad debts as a percentage of net sales would impact the reserve for doubtful accounts by $164.

           In January 2002, Kmart Corporation filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Pre-bankruptcy receivables from Kmart were sold during the second quarter 2002 and cash recovered consistent with previously established reserves.

           Inventory Valuations

           Inventories are valued at cost (not in excess of market) determined by the first-in, first-out (FIFO) method. Management regularly reviews inventory for salability and establishes obsolescence reserves to absorb estimated losses. The Company also maintains reserves against inventory shrinkage. On an annual basis, the Company takes a physical inventory verifying the units on hand and comparing its perpetual records to physical counts. Periodic cycle counting procedures are used to verify inventory accuracy between physical inventories. In the interim periods, a reserve for shrinkage is established based upon historical experience and recent physical inventory results. Inventory obsolescence and shrinkage are charged to cost of sales.

           Self-Insurance Reserves

           The Company is self-insured for workers compensation, medical insurance and product liability claims up to certain maximum liability amounts. Medical insurance reserves are determined based upon historical expense experience and loss reporting trends. Workers compensation and product liability reserves are determined based upon actuarial analysis of historical trends of losses, settlements, litigation costs and other factors. The amounts accrued for self-insurance are based upon management's best estimate and the amounts the Company will ultimately disburse could differ from such accrued amounts. The majority of workers compensation and medical insurance expense is charged to cost of sales with the remainder charged to selling, general and administrative expense.

           Environmental

           Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated.

           The Company, along with others, has been designated as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (the "EPA") with respect to claims involving the discharge of hazardous substances into the environment in the Baldwin Park operable unit of the San Gabriel Valley Superfund site. The Company, along with other PRPs, the Main San Gabriel Basin Watermaster (Watermaster), the San Gabriel Water Quality Authority (WQA), and numerous local water districts (Water Districts), have worked with the EPA on a mutually satisfactory remedial plan, with the end result being a joint water supply/clean up Project Agreement which settles four different lawsuits filed by the WQA and the Water Districts. The Project Agreement was signed on March 28, 2002 and was approved by the court and became effective May 9, 2002. In developing its estimate of environmental remediation costs, the Company considers, among other things, currently available technological solutions, alternative cleanup methods, and risk-based assessments of the contamination and, as applicable, an estimation of its proportionate share of remediation costs. The Company may also make use of external consultants and consider, when available, estimates by other PRPs and governmental agencies and information regarding the financial viability of other PRPs. Based upon information currently available, the Company believes it is unlikely that it will incur substantial previously unanticipated costs as a result of failure by other PRPs to satisfy their responsibilities for remediation costs.

           The Company has recorded environmental accruals, based upon the information available, that are adequate to satisfy known remediation requirements. The total accrual for estimated environmental remediation costs related to the Superfund site and other potential environmental liabilities was $3,506 at June 29, 2002. In addition, the Company has a deposit of $1,656 that is held in escrow under the terms of the settlement agreement. Amounts in escrow will be used to fund future costs and will serve as a long-term performance assurance pending the completion of remediation.

Note 8: The components of comprehensive income are immaterial and are therefore not disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    THREE AND SIX MONTHS ENDED JUNE 29, 2002
                                 COMPARED TO THE
                    THREE AND SIX MONTHS ENDED JUNE 30, 2001
              (Dollar Amounts in Thousands, Except Per Share Data)

NET EARNINGS
For the second quarter of 2002, Huffy Corporation ("Huffy" or "Company") had net earnings of $1,275, or $0.12 per common share, versus $768 or $0.07 for the same period last year. For the six months ended June 29, 2002, net earnings were $1,899, or $0.18 per common share, compared to $1,762, or $0.17 per common share, in the first half of 2001.

NET SALES
Consolidated net sales for the quarter ended June 29, 2002 were $93,413, an increase of 7.5% over net sales of $86,864 for the same quarter in 2001. Backboard and ball sales climbed 26.3% over the second quarter 2001 contributing most of the sales growth. Strong sales growth from bicycle and other wheeled products was offset by decreased demand for merchandising at Kmart. The McCalla companies acquired at the end of the first quarter added $2,924 of incremental merchandising revenue.

For the six months ended June 29, 2002, consolidated net sales were $163,798, a decrease of 2.5% from $168,107 in the same period last year. This sales decrease was primarily the result of Kmart's first quarter bankruptcy, which interrupted shipments of product, and unfavorably impacted consumer sales. Strong demand for backboards was not sufficient to offset weakness in merchandising and the mix shift to opening price point bicycles. In addition, during the first half of 2001 sales of closeout scooters enhanced the net sales line but added only minimal margin contribution.

GROSS PROFIT
Gross profit for the quarter ended June 29, 2002 was $17,031, or 18.2% of net sales, compared to $12,077, or 13.9% of net sales, for the quarter ended June 30, 2001. Bicycles and basketball backboards provided strong margin contribution during the second quarter, up 5.6 points over the same quarter last year. Lower merchandising activity coupled with higher field labor costs in assembly weakened the favorable contributions from product sales. Margin contributions from the McCalla companies were $895 in the quarter.

For the first six months of 2002, gross profit was $29,032, or 17.7% of net sales, compared to $23,712, or 14.1% of net sales, last year. Strong margin improvement in wheeled products and basketball backboards were offset by declining margin associated with lower merchandising volume and higher assembly field labor costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses were $13,847 for the second quarter of 2002, compared to $11,089 for the same period in 2001. Higher pension expenses and the addition of McCalla's selling, general administrative costs were the primary reasons for the year-to-year increase.

Selling, general and administrative expenses for the first half of 2002 were $24,375 versus $21,132 in the first six months of 2001. Increased pension expenses and the added selling, general and administrative expenses associated with the recent McCalla acquisition were the primary reasons for the increase.

ACQUISITIONS
The Company announced its intention to acquire Gen-X Sports, Inc. ("Gen-X") on June 17, 2002. Under the terms of the proposed merger agreement, the Company will acquire Gen-X for cash and the issuance of 5,000,000 shares of Class A common stock to the stockholders of Gen-X. Gen-X, headquartered in Toronto, Ontario, Canada, with offices in Geneva, Switzerland and Minneapolis, Minnesota, is a diversified sporting goods company that designs, markets, and distributes a wide range of branded sporting goods across multiple channels. Gen-X markets products under numerous well-known brands, including: for golf, Tommy Armour
(R), RAM(R), Zebra(R) and Teardrop(R); for snowboards: Sims(R), Lamar(R) and Limited(R); for action sports and inline skates: Rage(R), Dukes(R), Oxygen(R), Ultra-Wheels(R), Street Attack(R) and Skate Attack(R); for skis: Volant(R); and for hockey: Hespeler(R). Gen-X also supports separate product lines dedicated to licensing and the sale of opportunity and excess inventory. Merger consideration is estimated to be $57,435 for the common stock of Gen-X and Gen-X Ontario, $4,970 to purchase and redeem Gen-X preferred stock, $44,661 to retire a portion of Gen-X's existing debt and $3,340 for fees and expenses. The acquisition, which is expected to close during the fourth quarter of 2002, is subject to shareholder approval and satisfaction of certain conditions prior to close. The terms of the proposed merger are included in the Company's Form S-4 Registration Statement filed with the Securities and Exchange Commission on July 5, 2002.

On March 27, 2002, Huffy Service First acquired the stock of McCalla Company and its subsidiaries, Creative Retail Services and Creative Retail Services Canada, ("McCalla") for $5,400, less $500 net cash acquired, subject to certain post-closing adjustments. Of the total purchase price, $4,792 was recorded as goodwill and $300 was recorded as a covenant not-to-compete. McCalla provides merchandising, including cycle and periodic product resets, stocking and sales training for a number of well-known manufacturers serving the Home Center channel, including, among others, Philips Lighting, Duracell, and The Stanley Works.

LIQUIDITY AND CAPITAL RESOURCES
The Company's $75,000 revolving credit facility is secured by all assets of the Company and its affiliates and will expire on December 31, 2002, with a 12-month renewal at the Company's option. As of June 29, 2002, the Company had $32,430 available on its revolving credit facility and had no outstanding balance. Huffy is negotiating an amendment with its existing lender to incorporate Gen-X in the credit facility.

Pre-bankruptcy receivables from Kmart were sold during the second quarter 2002 with cash recovered consistent with previously established reserves. Inventory levels are $26,211 at June 29, 2002, up seasonally from $12,483 at December 31, 2001, but down from the June 30, 2001 levels of $35,654. The

June 2001 inventory investment was inflated by scooter inventory. Accounts payable are higher in the second quarter of 2002 at $55,155, up from $31,161 at December 31, 2001 and $27,408 at June 30, 2001. The increase in accounts payable from December 31, 2001 and June 30, 2001, is due to seasonality as well as increased payment terms from Huffy's network of global suppliers.

The Company expects existing cash, cash flow from operations, and its revolving credit facility will be sufficient to finance seasonal working capital needs and capital expenditures throughout the coming year.

CRITICAL ACCOUNTING POLICIES

Allowance for Doubtful Accounts

The Company evaluates the collectibility of its accounts receivable based upon an analysis of historical trends, aging of accounts receivable, write-off experience and expectations of future performance. Delinquent accounts are written off to selling, general and administrative expense when circumstances make further collection unlikely. In the event of a customer bankruptcy or reorganization, specific reserves are established to write down accounts receivable to the level of anticipated recovery. The Company may consult with third-party purchasers of bankruptcy receivables when establishing specific reserves. Non-specific reserves for doubtful accounts are based upon a historical bad debt write-off of approximately 0.2% of net sales. At June 29, 2002, a 0.1 percentage point change in bad debts as a percentage of net sales would impact the reserve for doubtful accounts by $164.

In January 2002, Kmart Corporation filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Pre-bankruptcy receivables from Kmart were sold during the second quarter 2002 and cash recovered consistent with previously established reserves.

Inventory Valuations

Inventories are valued at cost (not in excess of market) determined by the first-in, first-out (FIFO) method. Management regularly reviews inventory for salability and establishes obsolescence reserves to absorb estimated losses. The Company also maintains reserves against inventory shrinkage. On an annual basis, the Company takes a physical inventory verifying the units on hand and comparing its perpetual records to physical counts. Periodic cycle counting procedures are used to verify inventory accuracy between physical inventories. In the interim periods, a reserve for shrinkage is established based upon historical experience and recent physical inventory results. Inventory obsolescence and shrinkage are charged to cost of sales.

Self-Insurance Reserves

The Company is self-insured for workers compensation, medical insurance and product liability claims up to certain maximum liability amounts. Medical insurance reserves are determined based upon historical expense experience and loss reporting trends. Workers compensation and product liability reserves are determined based upon actuarial analysis of historical trends of losses, settlements, litigation costs and other factors. The amounts accrued for self-insurance are based upon management's best estimate and the amounts the Company will ultimately disburse could differ from such accrued amounts. The majority of workers compensation and medical insurance expense is charged to cost of sales with the remainder charged to selling, general and administrative expense.

Environmental

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated.

The Company, along with others, has been designated as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (the "EPA") with respect to claims involving the discharge of hazardous substances into the environment in the Baldwin Park operable unit of the San Gabriel Valley Superfund site. The Company, along with other PRPs, the Main San Gabriel Basin Watermaster (Watermaster), the San Gabriel Water Quality Authority (WQA), and numerous local water districts (Water Districts), have worked with the EPA on a mutually satisfactory remedial plan, with the end result being a joint water supply/clean up Project Agreement which settles four different lawsuits filed by the WQA and the Water Districts. The Project Agreement was signed on March 28, 2002 and was approved by the court and became effective May 9, 2002. In developing its estimate of environmental remediation costs, the Company considers, among other things, currently available technological solutions, alternative cleanup methods, and risk-based assessments of the contamination and, as applicable, an estimation of its proportionate share of remediation costs. The Company may also make use of external consultants and consider, when available, estimates by other PRPs and governmental agencies and information regarding the financial viability of other PRPs. Based upon information currently available, the Company believes it is unlikely that it will incur substantial previously unanticipated costs as a result of failure by other PRPs to satisfy their responsibilities for remediation costs.

The Company has recorded environmental accruals, based upon the information available, that are adequate to satisfy known remediation requirements. The total accrual for estimated environmental remediation costs related to the Superfund site and other potential environmental liabilities was $3,506 at June 29, 2002. In addition, the Company has a deposit of $1,656 that is held in escrow under the terms of the settlement agreement. Amounts in escrow will be used to fund future costs and will serve as a long-term performance assurance pending the completion of remediation. Management expects that the majority of expenditures relating to costs currently accrued will be made over the next year. As a result of factors, such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites, and the allocation of costs among potentially responsible parties, estimated costs for future environmental compliance and remediation are necessarily imprecise and it is not possible to fully predict the amount or timing of future environmental remediation costs which may subsequently be determined.

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

The cases had been stayed for a variety of reasons, including a number of demurrers and writs taken in the Appellate Division, relating primarily to the California Public Utilities Commission ("PUC") investigation described below. The resulting Appellate Division decisions were reviewed by the California Supreme Court, which ruled in February 2002. The cases have been reactivated as a result of the California Supreme Court's decision, with the trial level Coordination Judge holding a Status Conference on all of the cases on July 17, 2002, at which conference issues pertaining to the drafting of three master complaints (two of which will include the Company as a defendant), a case management order and a preliminary questionnaire to be responded to by all of the plaintiff's were discussed. A follow up conference with the Court to further address and reach resolution on these issues is scheduled for July 29, 2002. As noted by the matters being discussed with the Court, the toxic tort cases are in their initial stages. Thus, it is impossible to currently predict the outcome of any of the actions.

The Company, along with the other PRPs for the Baldwin Park Operable Unit of the San Gabriel Valley Superfund Site (the "BPOU"), has also been named in four civil lawsuits filed by water purveyors. The water purveyor lawsuits allege CERCLA, property damage, nuisance, trespass and other claims related to the contaminated groundwater in the BPOU (collectively, the "Water Entity Cases"). The Company was named as a direct defendant by the water purveyor in two of these cases, and was added as a third party defendant in the two others by Aerojet General Corporation, which, in those cases, was the only PRP sued by the water purveyors. As noted above, each of the Water Entity Cases have been settled through the entry of the Project Agreement. According to the terms of the Project Agreement, the Water Entity Cases, which are in their initial stages, will be dismissed within thirty days.

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

b. The Company filed two reports on Form 8-K dated April 25, 2002 and June 18, 2002 with the Securities and Exchange Commission regarding remarks of the Chief Executive Officer at the Annual Shareholders Meeting and the press release issued announcing the acquisition of Gen-X Sports, Inc., respectively.

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


                                           HUFFY CORPORATION, Registrant



      July 23, 2002                        /s/ Timothy G. Howard
--------------------------                 -------------------------------------
Date                                       Timothy G. Howard
                                           Vice President - Corporate Controller
                                           (Principal Accounting Officer)

                                INDEX OF EXHIBITS


Exhibit
  No.                                Item
-------    -------------------------------------------------------------------

(2)        Not applicable

(3)        Not applicable

(4)        Not applicable

(10)  (a)  1998 Key Employee Non-Qualified Stock Plan, approved June 12, 1997, and First Amendment, dated October 22, 1998, Second Amendment, dated December 13, 1998, and Third Amendment, dated December 9, 1999.

      (b) Share Purchase Agreement, dated June 5, 2002, by and among Huffy Corporation, HSGC Canada Inc., Gen-X Sports, Inc., DMJ Financial Inc., K & J Financial, Inc., DLS Financial, Inc., Kenneth Finkelstein Family Trust, James Salter Family Trust, Osgoode Financial Inc., James Salter, and Kenneth Finkelstein, incorporated by reference to
           Exhibit 2(b) of Form S-4 filed July 5, 2002.

      (c) Agreement and Plan of Merger, dated June 5, 2002, by and among Huffy Corporation, HSGC, Inc. and Gen-X Sports Inc., incorporated by reference to Annex A of Form S-4 filed July 5, 2002.

(11)       Not applicable

(15)       Not applicable

(18)       Not applicable

(19)       Not applicable

(22)       Not applicable

(23)       Not applicable

(24)       Not applicable

(99)       Not applicable