Form 10-Q
period 2002-09-30
HUFFY CORP
filed 2002-11-14
CIK 225463

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended             September 30, 2002
                  -----------------------------------------------------------
                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                TO
                               --------------------------------------------

Commission file number        1-5325
                       -------------------------------------------------------

                             Huffy Corporation
                             -----------------
          (Exact name of registrant as specified in its charter)

                    OHIO                                          31-0326270
-------------------------------------------                ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                 225 Byers Road, Miamisburg, Ohio  45342
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

                                 Yes   X        No
                                     -----         ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes            No
                                     -----        ----

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding Shares:     14,645,844         as of            November 13, 2002
                    ----------------------       -----------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                              HUFFY CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                            Three Months Ended              Nine Months Ended
                                                       ----------------------------      ----------------------------
                                                        September 30,    September 29,  September 30,   September 29,
                                                           2002              2001           2002            2001
                                                       ------------    ------------    ------------    ------------
Net sales                                              $     83,028    $     77,945    $    246,826    $    246,052
Cost of sales                                                67,073          70,268         201,839         214,663
                                                       ------------    ------------    ------------    ------------
                Gross profit                                 15,955           7,677          44,987          31,389

Selling, general and administrative expenses                 12,826          11,150          37,201          32,282
                                                       ------------    ------------    ------------    ------------
                Operating income (loss)                       3,129          (3,473)          7,786            (893)

Other expense (income):
                Interest expense                                249             377             924           1,293
                Interest income                                  38            (110)            (16)           (534)
                Other expense                                   419             870           1,385             116
                                                       ------------    ------------    ------------    ------------
Earnings (loss) before income taxes                           2,423          (4,610)          5,493          (1,768)
Income tax expense (benefit)                                    754          (1,809)          1,925            (729)
                                                       ------------    ------------    ------------    ------------
         Earnings (loss) from continuing operations           1,669          (2,801)          3,568          (1,039)

Discontinued operations:
         Loss from discontinued operations, net of
           income tax benefit of $443                          (723)           --              (723)           --

                                                       ------------    ------------    ------------    ------------
Net earnings (loss)                                    $        946    $     (2,801)   $      2,845    $     (1,039)
                                                       ------------    ------------    ------------    ------------

Earnings (loss) per common share:
  Basic:
         Weighted average number of common shares        11,871,429      10,323,058      10,896,562      10,269,891
         Earnings (loss) from continuing operations    $       0.14    $      (0.27)   $       0.33    $      (0.10)
         Loss from discontinued operations                    (0.06)           --             (0.07)           --
                                                       ------------    ------------    ------------    ------------
                Net earnings (loss) per common share   $       0.08    $      (0.27)   $       0.26    $      (0.10)
                                                       ============    ============    ============    ============
  Diluted:
         Weighted average number of common shares        12,128,033      10,323,058      11,153,166      10,269,891
         Earnings (loss) from continuing operations    $       0.14    $      (0.27)   $       0.32    $      (0.10)
         Loss from discontinued operations                    (0.06)           --             (0.06)           --
                                                       ------------    ------------    ------------    ------------
                Net earnings (loss) per common share   $       0.08    $      (0.27)   $       0.26    $      (0.10)
                                                       ============    ============    ============    ============


 See accompanying notes to the condensed consolidated financial statements.

                                HUFFY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts In Thousands)

                                                        September 30,
                                                            2002      December 31,
                                                        (Unaudited)      2001
                                                         ---------    ---------
ASSETS

Current assets:
     Cash and cash equivalents                           $     514    $  26,541
     Accounts and notes receivable, net                     91,203       48,934
     Inventories                                            48,202       12,483
     Prepaid expenses and federal income taxes              20,216       17,803
                                                         ---------    ---------

               Total current assets                        160,135      105,761
                                                         ---------    ---------

Property, plant and equipment                               40,752       39,320
     Less:  Accumulated depreciation and amortization       29,557       30,053
                                                         ---------    ---------
               Net property, plant and equipment            11,195        9,267

Net assets held for sale                                     5,480           --
Excess of cost over net assets acquired, net                23,686        8,038
Intangible assets, net                                      48,275           --
Other assets                                                21,616       22,419
                                                         ---------    ---------

                                                         $ 270,387    $ 145,485
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable                                       $  46,821    $      --
     Current installments of long-term obligations             714           --
     Accounts payable                                       68,275       31,161
     Accrued expenses and other current liabilities         32,675       30,224
                                                         ---------    ---------

               Total current liabilities                   148,485       61,385
                                                         ---------    ---------

Long-term obligations, less current installments             4,773           --
Other long-term liabilities                                 36,663       18,498
                                                         ---------    ---------

               Total liabilities                           189,921       79,883
                                                         ---------    ---------

Shareholders' equity:
     Common stock                                           21,153       16,931
     Additional paid-in capital                             95,168       67,226
     Retained earnings                                      77,992       75,147
     Unearned stock compensation                               (37)          --
     Accumulated other comprehensive loss                  (24,041)      (3,421)
     Treasury shares, at cost                              (89,769)     (90,281)
                                                         ---------    ---------

               Total shareholders' equity                   80,466       65,602
                                                         ---------    ---------

                                                         $ 270,387    $ 145,485
                                                         =========    =========



See accompanying notes to the condensed consolidated financial statements.

                              HUFFY CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                     ---------------------------
                                                                                     September 30,   September 29,
                                                                                        2002            2001
                                                                                       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss) from continuing operations                                     $  3,568       $ (1,039)

    Adjustments to reconcile net earnings (loss)to net cash provided by (used
      in) operating activities:
       Depreciation and amortization                                                      2,643          3,801
       Gain on sale of property, plant and equipment                                         12             64
       Deferred federal income taxes                                                     (7,723)         2,904
       Changes in assets and liabilities, excluding the effect of acquisitions:
          Accounts and notes receivable, net                                                383         27,350
          Inventories                                                                   (12,089)         8,639
          Prepaid expenses and federal income taxes                                      (3,099)          (798)
          Other assets                                                                   14,049         (1,417)
          Accounts payable                                                                6,516          7,186
          Accrued expenses and other current liabilities                                 (6,269)       (16,561)
          Other long-term liabilities                                                    (2,492)        (1,788)
                                                                                       --------       --------
                 Net cash provided by (used in) continuing operating activities          (4,501)        28,341
                                                                                       --------       --------
      Discontinued operations:
           Loss from discontinued operations                                               (723)            -
                                                                                       --------       --------
                 Net cash provided by (used in) discontinued operating activities          (723)            -
                                                                                       --------       --------
                 Net cash provided by (used in) operating activities                     (5,224)        28,341


================================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:

      Capital expenditures                                                               (1,977)        (2,067)
      Gen-X acquisition                                                                 (19,001)            -
      McCalla acquisition, net of cash acquired                                          (4,900)            -
                                                                                       --------       --------
            Net cash used in investing activities                                       (25,878)        (2,067)


================================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:

      Net increase (decrease) in short-term borrowings                                   46,821        (17,656)
      Repayment of debt assumed in the Gen-X acquisition                                (37,800)            -
      Preferred shares redeemed                                                          (4,970)            -
      Issuance of long-term debt                                                            458             -
      Reduction of long-term debt                                                          (123)            -
      Issuance of common shares                                                             689          1,363
                                                                                       --------       --------
            Net cash provided by (used in) financing activities                           5,075        (16,293)


================================================================================================================
    Net change in cash and cash equivalents                                             (26,027)         9,981
       Cash and cash equivalents:
          Beginning of the year                                                          26,541          4,334
          End of the period                                                            $    514       $ 14,315
================================================================================================================




   See accompanying notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All inter-company transactions and balances have been eliminated. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

All Huffy Corporation subsidiaries, except for the Gen-X Sports Inc. and the McCalla Companies results include activity for the fiscal periods ended September 28, 2002, while Gen-X Sports Inc. and the McCalla Companies results include activity for the period ended September 30, 2002. The Company is in the process of conforming all new acquisitions to the Company's reporting periods. The results for the three months and the nine months ended September 30, 2002 are not necessarily indicative of the results expected for the year.

Certain prior year balances have been reclassified to conform with the 2002 presentation.

NOTE 2:  ADOPTION OF NEW ACCOUNTING STANDARDS

ASSETS HELD FOR SALE - The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The Company has classified a portion of the land and buildings obtained in the Gen-X acquisition as net assets held for sale as of September 30, 2002. The assets are stated at estimated fair value of approximately $5,480, as determined by an independent appraisal. The Company will formalize its plan for disposal by sale of these assets, within three months subsequent to the acquisition date, in accordance with SFAS No. 144.

AMORTIZATION OF INTANGIBLES - The Company adopted the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. SFAS No. 141 addresses financial accounting and reporting for business combinations requiring the use of the purchase method of accounting for combinations initiated subsequent to June 30, 2001. SFAS No. 142 provides financial accounting and reporting for goodwill and other intangible assets requiring that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS
No. 142 also requires intangible assets with estimable useful lives to be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.


On March 27, 2002, the Company acquired 100% of the common stock of McCalla Company and subsidiaries. The aggregate purchase price was $5,400 and was paid in cash. Of the total purchase consideration, $4,876 was allocated to goodwill and $300 to an agreement not to compete.

On September 19, 2002, the Company acquired all of the common stock of Gen-X Sports and its subsidiaries. Included in the assets acquired are trademarks, patents and licensing agreements recorded at their fair values of $45,800, $1,285 and $940, respectively, as well as goodwill in the amount of $10,772. The fair values for these assets, excluding goodwill, were determined by an independent third-party appraiser.

The Company has the following acquired intangible assets as of September 30, 2002 and December 31, 2001:

                               As of September 30, 2002   As of December 31, 2001
                               ------------------------  ------------------------
                                 Gross                     Gross
                                Carrying   Accumulated    Carrying   Accumulated
                                 Amount    Amortization    Amount    Amortization
                               ----------  ------------  ----------  ------------
Assets subject to
amortization:
   Patents                       $ 1,285         $   6      $   -         $   -
   License Agreements                940            14          -             -
   Covenant not to compete           300            30          -             -
                               ----------  ------------  ----------  ------------
Total assets subject to
  amortization                   $ 2,525         $  50      $   -         $   -
                               ==========  ============  ==========  ============

Assets not subject to
amortization:
   Trademarks at Gen-X            45,800            -           -             -
   Goodwill recorded in
   connection with the
   Gen-X acquisition              10,772            -           -             -
   Goodwill in the Bicycle
   business unit                   8,824         2,380       8,824         2,380
   Goodwill in Huffy Sports
   business unit                   1,973           569       1,973           569
   Goodwill recorded in
   connection with the
   McCalla acquisition             4,876            -           -             -
   Goodwill in Huffy Service
   First business unit               478           288         478           288
                               ----------  ------------  ----------  ------------
Total assets not subject to
  amortization                  $ 72,723        $3,237     $11,275       $ 3,237
                               ==========  ============  ==========  ============

The Company recorded amortization expense of $50 in the first three quarters of 2002 and $35 in the third quarter of 2002. The company estimates that amortization expense will be $165 in the fourth quarter of 2002 and $655, $570, $297, $228, and $94 for each of the years ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

The Company's reporting units are tested annually for impairment.

The following table provides a summary of net income (loss) and related basic and diluted EPS information as reported and as adjusted to excluded goodwill amortization for the three and nine months ended September 30, 2002 and September 29, 2001:


                             Three Months Ended         Nine Months Ended
                            September    September     September    September
                             30, 2002     29, 2001      30, 2002     29, 2001
                            -----------  -----------   -----------  -----------
 Reported net income (loss)      $ 946     $(2,801)        $2,845     $(1,039)
 Add back: Goodwill
 amortization                        -         183              -         546
 Add back: Other
 amortization                        -           -              -           1
                            -----------  -----------   -----------  -----------
 Adjusted net income (loss)      $ 946     $(2,618)        $2,845      $ (492)
                            -----------  -----------   -----------  -----------

 Basic EPS
    Reported net income
    (loss)                       $0.08     $ (0.27)        $ 0.26     $ (0.10)
    Adjusted net income
    (loss)                        0.08       (0.25)          0.26       (0.05)

 Diluted EPS
    Reported net income
    (loss)                       $0.08     $ (0.27)        $ 0.26     $ (0.10)
    Adjusted net income
    (loss)                        0.08       (0.25)          0.26       (0.05)

REPORTING SEGMENTS - Huffy Bicycle Company, including Royce Union Bicycle Company and American Sports Design Company, Huffy Sports Company, Gen-X Sports Inc, McCalla Companies and Huffy Service First, Inc. operate as one business segment providing consumer products and services.

NOTE 3.   ACQUISITIONS

On September 19, 2002, the Company acquired all of the stock of Gen-X Sports Inc. in exchange for $19,001 in cash and the issuance of 4,161,241 shares of Huffy Corporation's Class A common shares to the stockholders of Gen-X. The $7,681 per share value of the Class A common shares issued was determined based on the average market price of Huffy Corporation's common shares over the two day period before and after the terms of the acquisition were agreed to and announced. The purchase price is subject to certain post-closing adjustments. Should Gen-X meet 2002 financial performance objectives, specified in the purchase agreement, and if there are no breaches of warranties and representations, up to 838,662 additional common shares may be issued to the Gen-X stockholders. In addition, the acquired companies immediately redeemed $4,970 of preferred stock and refinanced their existing bank debt. Included in the assets acquired are trademarks, patents and licensing agreements recorded at their fair values of $45,800, $1,285 and $940, respectively, as well as goodwill in the amount of $10,772. Gen-X is a designer, marketer and distributor of branded sports equipment, including action sports products, winter sports products and golf products, and is a purchaser and reseller of sporting goods and athletic footwear inventories. The Company believes that the combination of Huffy & Gen-X will create a stronger, more competitive sporting goods company capable of achieving greater financial strength, earnings power, operational efficiency and growth potential than either company would on its own. It will also broaden each company's brand portfolios and sporting goods product offerings and broaden and diversify the customer base. Finally, the combination has the potential to decrease seasonal fluctuations in sales and earnings.

The following table presents the results of operations on an unaudited pro-forma basis as if Huffy Corporation, Gen-X Sports Inc. and Gen-X Sports, Inc. had been combined from the beginning of the periods shown.

          Huffy Corporation, Gen-X Sports Inc. and Gen-X Sports, Inc. Summary Unaudited Pro-forma Condensed Combined Statement of Operations

                                                         Three months ended                  Nine months ended
                                                  ---------------------------------    -------------------------------
                                                  September 30,        September         September        September
                                                       2002             29, 2001         30, 2002          29, 2001
                                                  ---------------     -------------    --------------    -------------
Net Sales                                               $111,338         $115,867           $338,414         $322,219
Operating income (loss) from continuing
operations                                                 2,003             (527)             7,843            3,847
                                                  ---------------     -------------    --------------    -------------
Net earnings (loss) from continuing operations          $  1,352         $   (356)          $  5,294         $  2,597
                                                  ===============     =============    ==============    =============

Earnings (loss) from continuing
operations per common share
       Basic                                            $   0.09         $  (0.02)          $   0.36         $   0.18
       Diluted                                              0.09            (0.02)              0.36             0.18
Shares used in calculation of earnings per share
       Basic                                          14,658,923       14,484,299         14,599,888       14,431,132
       Diluted                                        14,915,527       14,484,299         14,856,492       14,431,132

The following table summarized the estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition.
                                     September
                                     19, 2002
                                     --------
Accounts receivable                 $  41,531
Inventories                            23,630
Prepaid expense                         3,234
Property, plant and equipment           7,979
Intangible assets                      48,025
Goodwill                               10,772
Other assets                            1,574
                                     --------
Total assets acquired                 136,745
Accounts payable                       30,441
Accrued liabilities                     7,394
Long-term debt                         42,952
                                    ---------
Total liabilities assumed              80,787
                                    ---------
Net assets acquired                 $  55,958
                                    =========

Of the $48,025 of acquired intangible assets, $45,800 was assigned to registered trademarks that are not subject to amortization. The remaining $2,225 of acquired intangible assets has a weighed-average useful life of approximately seven years. The intangible assets that make up that amount include, patents of $800, (approximately a ten-year weighed-average useful life), and license agreements of $940, (approximately a two-year weighed-average useful life).

On March 27, 2002, Huffy Service First acquired the stock of McCalla Company and its subsidiaries, Creative Retail Services and Creative Retail Services Canada, ("McCalla") for $5,400, less $500 net cash acquired, subject to certain post-closing adjustments. Of the total purchase price, $4,876 was recorded as goodwill and $300 was recorded as a covenant not-to-compete. McCalla provides merchandising, including cycle and periodic product resets, stocking and sales training for a number of well-known manufacturers serving the Home Center channel, including, among others, Philips Lighting, Duracell, and The Stanley Works.

Both of these acquisitions were accounted for on the purchase method of accounting in accordance with SFAS No. 141.

NOTE 4.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                     Nine Months Ended
                                                 September       September
                                                  30, 2002       29, 2001
                                                 ---------       ---------
Cash Paid (Received) during the period for:
   Interest                                       $     505       $     845
   Taxes                                               (119)          1,532
                                                  =========       ===========
Details of acquisitions:
   Fair value of assets                             136,745              --
   Liabilities                                       80,787              --
                                                  ---------       -----------
      Net assets acquired                            55,958              --
   Less:  common shares issued                       31,987              --
   Less:  preferred shares redeemed                   4,970              --
                                                  ---------       -----------
      Cash paid for Gen-X common shares              19,001              --
                                                  ---------       -----------

Cash paid for McCalla acquisition                     5,400              --
   Less:  cash acquired                                 500              --
                                                  ---------       -----------
      Net cash paid for McCalla acquisition           4,900              --
                                                  ---------       -----------
            Net cash paid for acquisitions        $  23,901        $     --
                                                  =========       ===========

NOTE 5.   INVENTORIES

The components of inventories are as follows:

                             September      December
                             30, 2002       31, 2001
                            ------------   -----------
Finished goods                 $ 43,096      $ 10,768
Work-in-process                     176           105
Raw materials and supplies        4,930         1,610
                            ------------   -----------
                               $ 48,202      $ 12,483
                            ============   ===========


NOTE 6.   LINES OF CREDIT AND LONG-TERM OBLIGATIONS
In September 2002, the Company entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation. The $75 million revolving credit facility is secured by all assets of the Company and its affiliates and will expire on December 31, 2004, with a 12-month renewal option. The interest rate under the revolving credit facility varies based upon excess availability from prime to prime plus .25%, or LIBOR plus 1.75% to LIBOR plus 2.75%. The revolving credit facility contains covenants which require the Company to maintain a minimum of $50,000 of net worth, restrict certain business activities, including the payment of dividends, limit capital expenditures and require EBITDA to be maintained at prescribed levels. As of September 30, 2002, the Company is in compliance with these covenants. The Company assumed three long-term obligations in the Gen-X acquisition with a combined outstanding balance of $5,153. The mortgage loan assumed in the Gen-X acquisition is secured by net assets held for sale as described in Note 2. Sale proceeds from the disposal of this property would be used to retire the unpaid balance on the mortgage.

                                         September      December
SHORT-TERM BORROWINGS:                   30, 2002       31, 2001
                                        ------------   ------------
Revolving credit facility                  $ 46,821       $   --
Weighted average interest rate                 5.00%          N/A

LONG-TERM OBLIGATIONS:
6% Term loan due July 2003                 $    326       $   --
Mortgage loan due monthly through 2021        4,806           --
Capital lease due monthly through 2005          355
                                           ---------      ---------
                                              5,487           --
Less:  current installments                     714           --
                                           ---------      ---------
                                           $  4,773       $   --
                                           =========      =========

Prior to the acquisition of Gen-X on September 19, 2002, the Company had been debt free, with cash invested since the first quarter of 2001. Interest expense in 2001 was primarily comprised of amortization of financing costs, letters of credit and revolver non-usage fees.

Principal payments required on the long-term obligations during the fourth quarter of 2002, each of the years 2003 through 2007, and thereafter are approximately, $85, $714, $404, $291, $250, $250 and $3,493 respectively.

As of September 30, 2002, the revolving credit facility had $17,573 of unused availability. Management believes that the available balance on the amended credit facility and internally generated cash flows will be sufficient to finance the Company's seasonal working capital and capital expenditure needs in the coming year.

NOTE 7.   COMMITMENTS AND CONTINGENCIES
A. The Company along with numerous California water companies and other potentially responsible parties ("PRPs") for the Baldwin Park Operable Unit of the San Gabriel Valley Superfund (see Note 10 to the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2001, regarding the Superfund in which a tentative remediation settlement has been reached) have been named in fourteen civil lawsuits which allege claims related to the contaminated groundwater in the Azusa, California area (collectively, the "San Gabriel Cases").

      The cases had been stayed for a variety of reasons, including a number of demurrers and writs taken in the Appellate Division, relating primarily to the California Public Utilities Commission ("PUC") investigation described below. The resulting Appellate Division decisions were reviewed by the California Supreme Court, which ruled in February 2002. The cases have been reactivated as a result of the California Supreme Court's decision, with the trial level Coordination Judge holding a number of Status Conferences on all of the cases, at which conferences issues pertaining to the three master complaints (two of which include the Company as a defendant), preliminary demurrers to such master complaints, case management orders and initial written discovery were discussed. As noted by the matters being discussed with the Court, the toxic tort cases are in their initial stages. Thus, it is impossible to currently predict the outcome of any of the actions.

      The Company, along with the other PRPs for the Baldwin Park Operable Unit of the San Gabriel Valley Superfund Site (the "BPOU"), has also been named in four civil lawsuits filed by water purveyors. The water purveyor lawsuits allege CERCLA, property damage, nuisance, trespass and other claims related to the contaminated groundwater in the BPOU (collectively, the "Water Entity Cases"). The Company was named as a direct defendant by the water purveyor in two of these cases, and was added as a third party defendant in the two others by Aerojet General Corporation, which, in those cases, was the only PRP sued by the water purveyors. Each of the Water Entity Cases have been settled through the entry of the Project Agreement. According to the terms of the Project Agreement, the Water Entity Cases, which are in their initial stages have been, or will imminently be, dismissed without prejudice.

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

B. In a Current Report on Form 8-K filed October 29, 2002, Huffy Corporation reported on the status of two cases involving its former subsidiary, Washington Inventory Service ("WIS"), which was acquired from Huffy Corporation by WIS Holdings Corp. on November 3, 2000.
      Under the terms of the acquisition agreement with WIS Holdings Corp., Huffy Corporation agreed to indemnify WIS Holdings Corp. and WIS against certain third party claims related to the period of Huffy Corporation's ownership of WIS.

      The two cases are Perez v. Washington Inventory Service, pending in the Los Angeles, California Superior Court, and Miranda v. Washington Inventory Service, pending in the U.S. District Court for the Central District of California. Both cases were filed on behalf of current and former WIS employees by the same plaintiffs' counsel and involve alleged violations by WIS of different aspects of state and federal wage and hour laws. The Perez case has been certified as a class action, and the plaintiffs are seeking class action certification in the Miranda case. Huffy Corporation is not a named defendant in the Perez case but is a named defendant in the Miranda case. Huffy Corporation is potentially obligated to indemnify WIS Holdings Corp. for some portion of any liability it or WIS incurs in both cases.

      In the Form 8-K filed on October 29, 2002, Huffy Corporation reported that a settlement mediation session in the Perez case had ended without resolution of that case. Huffy Corporation further reported that it could not then predict the likely outcome of either case, or the materiality of the outcome to Huffy Corporation under its indemnity obligations to WIS Holdings Corp. and WIS.

      During the week of November 4, 2002 a series of communications among the interested parties' counsel, including Huffy Corporation's counsel, took place, culminating in face-to-face settlement negotiations. These negotiations were preliminary in nature, in anticipation of a formal mediation session scheduled to occur on November 18, 2002, any results of which will in turn be subject to a reasonableness hearing and formal court approval. However, based on progress made in these preliminary negotiations, as of November 8, 2002 Huffy Corporation believes that its obligation to indemnify WIS Holdings Corp. and/or WIS is likely to be material in amount. However, at this time, the Company is not able to reasonably estimate the range of possible losses and in accordance with accounting principles generally accepted in the United States of America has therefore not recorded any reserve for these cases in the financial statements for the period ended September 30, 2002.


NOTE 8.   ENVIRONMENTAL EXPENDITURES
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated.

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

The Company has recorded environmental accruals, based upon the information available, that are adequate to satisfy known remediation requirements. The total accrual for estimated environmental remediation costs related to the Superfund site and other potential environmental liabilities was $5,010 at September 30, 2002. In addition, the Company has a deposit of $3,660 that is held in escrow under the terms of the settlement agreement. Amounts in escrow will be used to fund future costs and will serve as a long-term performance assurance pending the completion of remediation. Management expects that the majority of expenditures relating to costs currently accrued will be made over the next year. As a result of factors, such as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites, and the allocation of costs among potentially responsible parties, estimated costs for future environmental compliance and remediation are necessarily imprecise and it is not possible to fully predict the amount or timing of future environmental remediation costs which may subsequently be determined.

Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's financial condition, liquidity, or its ongoing results of operations. However, such costs could be material to results of operations in a future period.


NOTE 9.   CREDIT CONCENTRATION
Kmart is the Company's largest customer comprising 22% of consolidated net sales in the first nine months of 2002, down from 38% for the year ended December 31, 2001. In January 2002, Kmart Corporation filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Pre-bankruptcy receivables from Kmart were sold during the second quarter 2002 and cash recovered consistent with previously established reserves. The Company's next largest customer made up 20% and 18% of consolidated net sales in the first nine months of 2002 and in the year ended December 31, 2001.

NOTE 10.   ACCOUNTING PRONOUNCEMENTS ISSUED NOT IMPLEMENTED

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which will be effective for the Company beginning January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"), which will be effective for the Company beginning January 1, 2003. SFAS No. 145 rescinds FASB Statement No. 4, 44, 64 and amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Cash Associated with Exit or Disposal Activities" ("SFAS No. 146"), which will be effective for the Company beginning January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.

The Company has assessed the impact of SFAS Nos. 143, 145, and 146, and estimates that the impact of these standards will not be material to the Company's financial condition, results of operations or liquidity.

NOTE 11:  DISCONTINUED OPERATIONS

During the quarter ended September 30, 2002, the Company recognized expenses related to discontinued businesses. These expenses include product liability on discontinued products and other contractually indemnified liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 COMPARED TO THE
                THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2001
              (Dollar Amounts in Thousands, Except Per Share Data)
                                  (Unaudited)
NET EARNINGS
For the third quarter of 2002, Huffy Corporation ("Huffy" or "Company") had net earnings of $946, or $0.08 per common share, versus a loss of $2,801 or $0.27 for the same period last year. For the nine months ended September 30, 2002, net earnings were $2,845, or $0.26 per common share, compared to a loss of $1,039, or $0.10 per common share, in nine months of 2001. Earnings from continuing operations in the third quarter of 2002 were $1,669, or $0.14 per common share, versus a loss of $2,801 or $0.27 for the same period last year. For the nine months ended September 30, 2002, earnings from continuing operations were $3,568, or $0.32 per common share, compared to a loss of $1,039, or $0.10 per common share, in nine months of 2001.

NET SALES
Consolidated net sales for the quarter ended September 30, 2002 were $83,028, an increase of 6.5% over net sales of $77,945 reported for the same period in 2001. This improvement was primarily the result of the acquisition of Gen-X on September 19, 2002. Gen-X contributed $8,128 in net sales during the portion of September that it was owned by Huffy Corporation. Third quarter sales of services to retailers were 14.0% better than the same period last year reflecting the impact of the acquisition of the McCalla companies at the end of the first quarter, as well as the increased service sales to the existing core service customers during the quarter. Huffy basketball and backboard sales were also favorable, surpassing prior year results for the third quarter by 9.4%, reflecting strong consumer demand as well as a more lucrative mix of higher specification product.

In the bicycle business, sales for the third quarter were below those experienced in 2001 reflecting a higher mix of opening price point product, an increase in the mix or product shipped directly from the Orient to customers, a process that lowers average selling price, and generally weak retail sales.

For the nine months ended September 30, 2002, consolidated net sales were $246,826 as compared to $246,052 for the same period in 2001. On a year-to-date basis, sales of basketball related products were favorable when compared to prior year results reflecting a 25.3% increase over the first nine months of 2001. These results were heavily influenced by strong consumer demand for Huffy basketball products, but also by market share gains, and an increase in the mix of higher specification product sold. Huffy's most recent acquisition, Gen-X, added an additional $8,128 to net sales during the portion of September that it was owned by Huffy Corporation. Sales of services to retailers were 4.5% higher than the prior year for this nine-month period. This improved volume reflects the acquisition of the McCalla companies near the end of the first quarter, but also growth with core customers substantially offsetting the drop in sales that resulted from the K-mart bankruptcy. In the bicycle business, sales were 15.2% below the prior year results for the nine-month period. This decline was heavily impacted by the loss of business caused by the K-mart bankruptcy. Other factors contributing to this decline in volume are an increase in the mix of opening price point units sold, and an increased mix of product drop shipped directly from the Orient to customers, as previously mentioned.

GROSS PROFIT
For the quarter ended September 30, 2002 gross profit was $15,955, or 19.2% of net sales compared to $7,677 or 9.8% of net sales, for the quarter ended September 29, 2001. Both the bicycle and basketball product lines reported improved margins during the third quarter of 2002. Bicycle gross margin for the third quarter improved by $5,795, or 15.6 percentage points when compared to the same period in the prior year. There are several reasons for this improvement. First, third quarter 2001 margins were unusually low due to scooter close outs. Second, margin during the third quarter of 2002 was favorably impacted by favorable inventory purchase price variances, as well as the recovery of $1,350 in scooter duties improperly charged by U.S. Customs during the year 2000. In the basketball business, third quarter margins were $514, or 2.9 percentage points better than the prior year reflecting improved pricing for the various components of product cost, and other successful cost reduction efforts. Due to higher margins on Gen-X products, the addition of Gen-X to Huffy Corporation for the later portion of September favorably impacted third quarter year over year comparisons. Third quarter margin in the retail services business for 2002, was below the prior year by 5.9 percentage points reflecting the negative impact of volume lost due to the K-mart bankruptcy, and field inefficiency associated with the start up of new business with other core customers.

For the nine months ended September 30, 2001, gross margin was $44,987 or 18.2% compared to $31,389, or 12.8% for the same period in the prior year. The primary source of this improvement on gross margin was the bicycle product line where multiple factors contributed to this result. First, during the third quarter of 2001, gross margin in the bicycle product line was severely depressed due to the close out of scooters. During 2002, bicycle gross margin has been favorably impacted by cost reduction programs that have positively impacted both product and warehousing costs. In addition, scooter duties of $1,350, improperly collected by U.S. Customs during 2000, were recovered during the third quarter of 2002.

In the basketball product line, gross margin for the first nine months of 2002 was 2.7 percentage points better than the same period in 2001. This improvement is primarily the result of effective cost reduction programs that have favorably impacted product costs and manufacturing efficiencies.

Gen-X gross margins typically are higher than the other product lines. The addition of Gen-X during the later portion of September improved year over year gross margin comparisons for the period ended September 30, 2002.

In the retail services portion of the business, gross margin for the nine months ended September 30, 2002 were below the prior year by 5.9 percentage points. This decline is primarily the result of volume losses associated with the K-mart bankruptcy and operating inefficiencies caused by the start up of new business obtained with other core customers which partially offset the K-mart losses. The acquisition of the McCalla companies at the end of the first quarter and the gross margin contributed by this new business also tended to offset the margin declines mentioned above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses were $12,826 for the third quarter of 2002 as compared to $11,150 for the same period in 2001. This increase in expense is primarily the result of the acquisition of the McCalla companies at the end of the first quarter, and the acquisition of Gen-X during September 2002.

For the nine months ending September 30, 2002, selling, general and administrative expenses were $37,201, versus $32,282 recorded during the same period in 2001. The single largest reason for the increase on a year-to-date basis is the acquisition of both the McCalla companies and Gen-X. In addition, the Company experienced higher expenses due to increased advertising any year over year growth in performance related areas, such as commission and incentive pay. Finally, economic factors drove increases in both pension and bad debt expense.

ACQUISITIONS
On September 19, 2002, the Company acquired all of the stock of Gen-X Sports Inc. in exchange for $19,001 in cash and the issuance of 4,161,241 shares of Huffy Corporation's Class A common shares to the stockholders of Gen-X. The purchase price is subject to certain post-closing adjustments. Should Gen-X meet 2002 financial performance objectives, specified in the purchase agreement, and if there are no breaches of warranties and representations, up to 838,662 additional common shares may be issued to the Gen-X stockholders. In addition, the acquired companies immediately redeemed $4,970 of preferred stock and refinanced their existing bank debt. Included in the assets acquired are trademarks, patents and licensing agreements recorded at their fair values of $45,800, $1,285 and $940, respectively, as well as goodwill in the amount of $10,772. Gen-X is a designer, marketer and distributor of branded sports equipment, including action sports products, winter sports products and golf products, and is a purchaser and reseller of sporting goods and athletic footwear inventories.

On March 27, 2002, Huffy Service First acquired the stock of McCalla Company and its subsidiaries, Creative Retail Services and Creative Retail Services Canada, ("McCalla") for $5,400, less $500 net cash acquired, subject to certain post-closing adjustments. Of the total purchase price, $4,876 was recorded as goodwill and $300 was recorded as a covenant not-to-compete. McCalla provides merchandising, including cycle and periodic product resets, stocking and sales training for a number of well-known manufacturers serving the Home Center channel, including, among others, Philips Lighting, Duracell, and The Stanley Works.

DISCONTINUED OPERATIONS
During the quarter ended September 30, 2002, the Company recognized expenses related to discontinued businesses. These expenses include product liability on discontinued products and other contractually indemnified liabilities.

LIQUIDITY AND CAPITAL RESOURCES
On September 19, 2002, the Company amended its credit facility with its existing lender to incorporate Gen-X into the agreement. The $75 million revolving credit facility is secured by all assets of the Company and its affiliates and will expire on December 31, 2004, with a 12-month renewal at the Company's option. As of September 30, 2002, the Company had $17,573 available on its revolving credit facility.

Pre-bankruptcy receivables from K-mart were sold during the second quarter 2002 with cash recovered consistent with previously established reserves. Inventory levels are $48,202, ($25,540 for the Company excluding Gen-X), at September 30, 2002, up seasonally from $12,483 at December 31, 2001. Accounts payable are higher in the third quarter of 2002 at $68,275, ($37,432 for the Company excluding Gen-X), up from $31,161 at December 31, 2001. The increase in accounts payable from December 31, 2001 is due to seasonality as well as increased payment terms from Huffy's network of global suppliers.

During the third quarter of 2002, the Company valued its pension plans in accordance with SFAS Nos. 87 and 88. Due to record low interest rates and poor stock market performance, the value of plan assets is now less than the accumulated benefit obligation, causing the Company to record an after-tax charge to accumulated other comprehensive income of $20,698.

The Company expects existing cash and cash equivalents, cash flow from operations, and its revolving credit facility will be sufficient to finance seasonal working capital needs and capital expenditures throughout the coming year. The Company frequently reviews its credit and capital structure and makes adjustments, as necessary.

CRITICAL ACCOUNTING POLICIES

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company evaluates the collectibility of its accounts receivable based upon an analysis of historical trends, aging of accounts receivable, write-off experience and expectations of future performance. Delinquent accounts are written off to selling, general and administrative expense when circumstances make further collection unlikely. In the event of a customer bankruptcy or reorganization, specific reserves are established to write down accounts receivable to the level of anticipated recovery. The Company may consult with third-party purchasers of bankruptcy receivables when establishing specific reserves. Non-specific reserves for doubtful accounts are based upon a historical bad debt write-off of approximately 0.2% of net sales. At September 30, 2002, a 0.1 percentage point change in bad debts as a percentage of net sales would impact the reserve for doubtful accounts by $247.

In January 2002, K-mart Corporation filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Pre-bankruptcy receivables from K-mart were sold during the second quarter 2002 and cash recovered consistent with previously established reserves.

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

SELF-INSURANCE RESERVES

The Company is self-insured for workers compensation, medical insurance and product liability claims up to certain maximum liability amounts. Medical insurance reserves are determined based upon historical expense experience and loss reporting trends. Workers compensation and product liability reserves are determined based upon actuarial analysis of historical trends of losses, settlements, litigation costs and other factors. The amounts accrued for self-insurance are based upon management's best estimate and the amounts the Company will ultimately disburse could differ from such accrued amounts. The majority of workers compensation, medical insurance and product liability expense are charged to cost of sales with the remainder charged to selling, general and administrative expense.

ENVIRONMENTAL

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated.

For further information on these and the Company's other significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to short-term interest rate risks and foreign currency exchange rate risks. A portion of these risks are hedged, but fluctuations could impact the Company's results of operations and financial position.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company's disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS

A. The Company along with numerous California water companies and other potentially responsible parties ("PRPs") for the Baldwin Park Operable Unit of the San Gabriel Valley Superfund (see Note 10 to the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2001, regarding the Superfund in which a tentative remediation settlement has been reached) have been named in fourteen civil lawsuits which allege claims related to the contaminated groundwater in the Azusa, California area (collectively, the "San Gabriel Cases").

      The cases had been stayed for a variety of reasons, including a number of demurrers and writs taken in the Appellate Division, relating primarily to the California Public Utilities Commission ("PUC") investigation described below. The resulting Appellate Division decisions were reviewed by the California Supreme Court, which ruled in February 2002. The cases have been reactivated as a result of the California Supreme Court's decision, with the trial level Coordination Judge holding a number of Status Conferences on all of the cases, at which conferences issues pertaining to the three master complaints (two of which include the Company as a defendant), preliminary demurrers to such master complaints, case management orders and initial written discovery were discussed. As noted by the matters being discussed with the Court, the toxic tort cases are in their initial stages. Thus, it is impossible to currently predict the outcome of any of the actions.

      The Company, along with the other PRPs for the Baldwin Park Operable Unit of the San Gabriel Valley Superfund Site (the "BPOU"), has also been named in four civil lawsuits filed by water purveyors. The water purveyor lawsuits allege CERCLA, property damage, nuisance, trespass and other claims related to the contaminated groundwater in the BPOU (collectively, the "Water Entity Cases"). The Company was named as a direct defendant by the water purveyor in two of these cases, and was added as a third party defendant in the two others by Aerojet General Corporation, which, in those cases, was the only PRP sued by the water purveyors. Each of the Water Entity Cases have been settled through the entry of the Project Agreement. According to the terms of the Project Agreement, the Water Entity Cases, which are in their initial stages have been, or will imminently be, dismissed without prejudice.

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

B. In a Current Report on Form 8-K filed October 29, 2002, Huffy Corporation reported on the status of two cases involving its former subsidiary, Washington Inventory Service ("WIS"), which was acquired from Huffy Corporation by WIS Holdings Corp. on November 3, 2000.
      Under the terms of the acquisition agreement with WIS Holdings Corp., Huffy Corporation agreed to indemnify WIS Holdings Corp. and WIS against certain third party claims related to the period of Huffy Corporation's ownership of WIS.

      The two cases are Perez v. Washington Inventory Service, pending in the Los Angeles, California Superior Court, and Miranda v. Washington Inventory Service, pending in the U.S. District Court for the Central District of California. Both cases were filed on behalf of current and former WIS employees by the same plaintiffs' counsel and involve alleged violations by WIS of different aspects of state and federal wage and hour laws. The Perez case has been certified as a class action, and the plaintiffs are seeking class action certification in the Miranda case. Huffy Corporation is not a named defendant in the Perez case but is a named defendant in the Miranda case. Huffy Corporation is potentially obligated to indemnify WIS Holdings Corp. for some portion of any liability it or WIS incurs in both cases.

      In the Form 8-K filed on October 29, 2002, Huffy Corporation reported that a settlement mediation session in the Perez case had ended without resolution of that case. Huffy Corporation further reported that it could not then predict the likely outcome of either case, or the materiality of the outcome to Huffy Corporation under its indemnity obligations to WIS Holdings Corp. and WIS.

      During the week of November 4, 2002 a series of communications among the interested parties' counsel, including Huffy Corporation's counsel, took place, culminating in face-to-face settlement negotiations. These negotiations were preliminary in nature, in anticipation of a formal mediation session scheduled to occur on November 18, 2002, any results of which will in turn be subject to a reasonableness hearing and formal court approval. However, based on progress made in these preliminary negotiations, as of November 8, 2002 Huffy Corporation believes that its obligation to indemnify WIS Holdings Corp. and/or WIS is likely to be material in amount. However, at this time the Company is not able to reasonably estimate the range of possible losses and in accordance with accounting principles generally accepted in the United States of America has therefore not recorded any reserve for these cases in the financial statements for the period ended September 30, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders of the Company was held September 12, 2002. At such meeting, the Shareholders of the Company approved the issuance of up to 5,000,000 shares of the Company's Common Stock pursuant to an Agreement and Plan of Merger, as amended, dated as of June 5, 2002, by and among the Company, HSGC, Inc. and Gen-X Sports Inc.
            For Approval:                   7,189,545
            Against Approval:                 422,368
            Abstain:                           55,684

The Shareholders voted to approve an amendment to the Articles of Incorporation of the Company to reduce the vote required to approve certain specified matters from a two-thirds vote to a majority vote of the outstanding shares. Shares were voted as follows:
            For Approval:                   7,032,888
            Against Approval:                 569,736
            Abstain:                           64,973


ITEM 5: OTHER INFORMATION

Not Applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits - The exhibits, as shown in the "Index of Exhibits" attached hereto are applicable to be filed as a part of this report.

b. The Company filed three reports on Form 8-K dated September 19, 2002, October 29, 2002, November 8, 2002 with the Securities and Exchange Commission regarding the closing of the acquisition of Gen-X Sports Inc., and the Company's involvement in certain litigation, respectively.

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


                                           HUFFY CORPORATION, Registrant



November 13, 2002                          /s/  Timothy G. Howard
-------------------------                    ----------------------------------
Date                                       Timothy G. Howard
                                           Vice President - Corporate Controller
                                           (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Don R. Graber, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Huffy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        November 13, 2002                              /s/ Don R. Graber
---------------------------------------                ------------------------
Date                                                   Don R. Graber
                                                       Chief Executive Officer
                                                       Huffy Corporation

                                 CERTIFICATIONS

I, Robert W. Lafferty, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Huffy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


        November 13, 2002                      /s/ Robert W. Lafferty
----------------------------------------      ---------------------------------
Date                                          Robert W. Lafferty
                                              Chief Financial Officer
                                              Huffy Corporation

                                INDEX OF EXHIBITS


Exhibit
  No.             Item
-------    -------------------------------------------------

  (2)       Not applicable

  (3)       Not applicable

  (4)       Not applicable

 (10) Fourth Amendment to Huffy Corporation 1998 Key Employee Non-Qualified Stock Plan dated as of July 19, 2002.

 (11)       Not applicable

 (15)       Not applicable

 (18)       Not applicable

 (19)       Not applicable

 (22)       Not applicable

 (23)       Not applicable

 (24)       Not applicable

 (99) Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002