Form 10-K
period 2002-12-31
HUFFY CORP
filed 2003-02-20
CIK 225463

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                                             OR

     [ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
           EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _______

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                  ON WHICH REGISTERED
    -------------------                                 ---------------------
Common Stock, $1.00 Par Value                          New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, as of January 31, 2002, was $94,412,729.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                Yes [ X ] No [ ]

     The number of shares outstanding of each of the registrant's classes of Common Stock, as of January 31, 2002, was 14,669,992.

                  "Index to Exhibits" at page 45 of this Report

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

PART II

         ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         ITEM 6.     SELECTED FINANCIAL DATA

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

         ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         ITEM 11.    EXECUTIVE COMPENSATION

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

         ITEM 14.    CONTROLS AND PROCEDURES

         ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                     FORM 8-K

SIGNATURES

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

INDEPENDENT AUDITORS' CONSENT


CONSOLIDATED FINANCIAL STATEMENT SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

INDEX TO EXHIBITS

                                     PART I

ITEM 1.   BUSINESS

Huffy Corporation, an Ohio corporation formed in 1928, and its subsidiaries (collectively called "Huffy" or the "Company") are engaged in the sporting goods segment in the design and sale of wheeled and related products, including bicycles, scooters, tricycles, skateboards and inline skates; golf equipment; hockey equipment; snowboards, skis and accessories. Also within the sporting goods segment, the Company designs, manufactures and markets basketball backboards and accessories and purchases excess sports equipment and accessories and resells these products to sporting goods retailers. In addition, the Company operates a service segment that is involved in the assembly and repair of a variety of wheeled and other products and merchandising services to retail customers. The Company's executive offices are located in Miamisburg, Ohio and its principal business offices and/or manufacturing facilities are located in Miamisburg and Springboro, Ohio; Sussex, Wisconsin; and Toronto, Ontario, Canada.

The general development of the business is discussed in more detail below.

The Company is reporting its operations as two segments, sporting goods products and services to retailers. The change from a single segment is a result of a shift in the mix of Huffy Service First Inc. business toward assembly services not directly related to the sporting goods industry, as well as the acquisition of McCalla Company and its subsidiaries and the Gen-X Sports Inc. businesses. Information regarding revenues from unaffiliated customers, operating profit and total assets for each of the Company's reporting segments is contained in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

SPORTING GOODS SEGMENT

Huffy Bicycle Company including Royce Union Bicycle Company and American Sports Design Company, Huffy Sports Company and Gen-X Sports Inc. operate as the sporting goods segment, providing consumer products. Principal products and services include wheeled and related products, basketball backboards, balls, and related products, snowboards, skis and accessories, golf equipment, hockey equipment, and excess sports equipment. Sales of wheeled and related products represented 43.8 percent, 55.8 percent and 70.1 percent of consolidated revenues of the Company for the years ended December 31, 2002, 2001, and 2000. Sales of portable basketball backboards, poles, goals, and balls represented 20.1 percent, 20.4 percent, and 12.7 percent of consolidated revenues of the Company for the years ended December 31, 2002, 2001, and 2000.

PRODUCTS, MARKETING AND DISTRIBUTION

The Huffy(R) branded wheeled products, including bicycles, scooters, and tricycles, hold a leading market position in the United States. Gen-X inline skates and skateboards are also included in the wheeled product group sold under such brands as Oxygen(R) and Ultra Wheels(R). In September 1999, in response to an unprecedented decline in Chinese bicycle pricing, the Company announced its decision to cease its United States bicycle manufacturing operations at its facilities located in Southaven, Mississippi and Farmington, Missouri. These facilities were closed in December 1999 and sold or the lease terminated, as applicable, in 2000. In 2001, the Huffy Bicycle Company terminated, effective May 2002, its shelter services agreement pursuant to which it imported wheeled products. The Huffy Bicycle Company imports Huffy(R) wheeled products from Southeast Asia including Taiwan and China. Included in the Huffy(R) product line are adult all-purpose bicycles; adult all-terrain bicycles; a series of innovative boys' and girls' 20" bicycles; a series of popular children's 12" and 16" sidewalk bicycles; scooters and tricycles. In July 1999, the Company acquired the assets of American Sports Design Company, which markets and distributes high-end bicycles primarily available over the World Wide Web, through distributors and directly from the Company's advertised order center. In 2002, Huffy agreed to license the trademarks owned by American Sports Design Company under which such bicycles are sold and to sell the equipment and inventory associated with such American Sports Design Company business to the licensee. Huffy(R) and Gen-X wheeled products are extensively advertised and are sold predominantly through United States and Canadian national and regional high volume retailers, a distribution network accounting for approximately 85 percent of all wheeled products sold in the United States. Approximately 80 percent of Huffy Bicycle Company's wheeled products are sold under the Huffy(R) brand name with the balance being sold under private label or other Company brands.

Huffy Sports Company, a division of the Company located in Sussex, Wisconsin, is a leading supplier of basketball backboards, poles, goals, and related products and basketball, football, and soccer balls for use at home. Huffy Sports Company products, many of which bear the logo of the National Basketball Association ("NBA") as well as the Huffy Sports(R) trademark, are sold predominately through national and regional high volume retailers in the United States.

Gen-X Sports Inc., a subsidiary of Huffy Corporation was acquired on September 19, 2002. Gen-X is headquartered in Toronto, Ontario, Canada, and is a leading supplier of sporting goods, including golf equipment, hockey equipment, snowboards, skis, inline skates and skateboards, and is a broker of excess merchandise, primarily in North America, and also markets product internationally, predominately in Europe. Gen-X imports the majority of its products from China and Taiwan, with certain of the ski products imported from Austria. Gen-X markets products under numerous brand names within the sporting goods segment, including LTD(R), Lamar(R), Sims(R), Tommy Armour(R), Ram(R), Teardrop(R), Zebra(R), Hespeler(R), Volant(R), Ultra Wheels(R), Rage(R), and Dukes(R). Gen-X Sports Inc. markets these products through United States and Canadian national and regional high volume retailers, as well as specialty sporting goods outlets.

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

PATENTS, TRADEMARKS AND LICENSES

The patents, trademarks (including the registered trademarks "Huffy" and "Huffy Sports"), licenses (including the license to use the NBA logo) and other proprietary rights of the companies used in the sporting goods segment are deemed important to the Company. Generally, the NBA license associated with the Huffy Sports products has five-year terms which are renegotiated upon termination. With the acquisition of Gen-X, the Company acquired rights in numerous trademarks and patents relating to its various sporting goods products. The Company has licensed certain of these intellectual property rights to third parties and intends to expand its licensing program with the addition of such marks. The loss by the Company of its rights under any individual patent, trademark (other than "Huffy"), license or other proprietary right would not have a material adverse effect on the Company. The Company's patents, by law, have a limited life, and patent rights expire periodically. The loss of the United States registered trademark "Huffy" could have a material adverse effect on the Company. The Company has no reason to believe that anyone has rights to either the United States "Huffy" trademark or the products for which the Company uses such trademarks.

SEASONALITY AND INVENTORY

Due to the relatively short lapse of time between placement of orders for products and shipments, the Company normally does not consider its backlog of orders as significant. Because of rapid delivery requirements of their customers, businesses in the sporting goods segment maintain sufficient quantities of inventories of finished goods to meet their customers' requirements. Sales of wheeled products are seasonal in that sales tend to be higher in the Spring and Fall of each year. Basketball products tend to have varying degrees of seasonality, none of which are significant to the operations of the Company. Sales of winter sports equipment, including snowboards, skis and accessories tend to be higher in the Fall and Winter seasons, while golf products tend to have higher demand during the Spring and Summer seasons. The excess merchandise products tend to have minimal seasonal fluctuations.

COMPETITION AND CUSTOMERS

In the high volume retailer wheeled products business, Huffy Bicycle Company has numerous competitors in the United States market, two of which are major competitors. Even though competition in the bicycle industry is intense, Huffy Bicycle Company believes that following its transformation from a single brand manufacturer of bicycles to a multi-brand design, marketing and distribution company, it is cost competitive in the high volume retailer wheeled products market and that its decision to import, rather than manufacture, its wheeled products will allow it to profitably maintain a leading market position. Huffy Bicycle Company's ability to provide its customers with low cost, innovative new products has enabled it to maintain its market position despite the marketing efforts of domestic competitors and competitors from Taiwan, China, and other nations. Huffy Sports Company has several competitors of which one is currently a major competitor. Huffy Sports Company maintains its competitive position by offering its customers high quality, innovative products at competitive prices and by supporting its products with outstanding customer service. Gen-X Sports Inc. has numerous competitors in the markets in which it competes; six of which are major competitors in golf, three of which are major competitors in action sports, four of which are major competitors in hockey equipment, and two of which are major competitors in the snowboard and ski equipment. Gen-X Sports maintains its competitive position by offering its customers high quality, innovative products at competitive prices and by supporting its products with outstanding customer service. Sales to two customers, Wal-Mart and Kmart, aggregated over ten percent or more of the Company's consolidated revenues from each such customer for the year ended December 31, 2002, and the loss of one of these customers could have a material adverse effect on the Company and its subsidiaries as a whole.

Although to date the export business is not significant, the businesses within the sporting goods segment participate in various foreign markets and are actively involved in expanding export volume.

SERVICES TO RETAILERS SEGMENT

Huffy Service First, Inc. operates in the service segment providing in-store assembly and repair, and merchandising services sold to retail customers. McCalla Company, Creative Retail Services, Inc. and Creative Retail Services (Canada) Inc., acquired in March of 2002, provide merchandising services, including cycle and periodic product resets, stocking and sales training for a number of well-known manufacturers and/or distributors serving Home Depot. The services to retailers segment represented 23.5 percent, 23.8 percent and 17.3 percent of the consolidated revenues of the Company for the years ended December 31, 2002, 2001, and 2000.

Huffy Service First, Inc., a wholly-owned subsidiary of the Company, headquartered in Miamisburg, Ohio, serves the needs of major retailers in 50 states, Puerto Rico, Guam and the Virgin Islands by providing in-store and in-home assembly and repair of bicycles and outdoor power equipment, and in-store display services for a variety of products, including, among other things, grills, physical fitness equipment, and furniture. Huffy Service First, Inc. is the only assembly service business of this kind available to high volume retailers on a nationwide basis. Huffy Service First, Inc. also offers merchandising services (product resets and periodic maintenance of displays) to manufacturers who supply high volume retailers. In March 2002, Huffy Service First purchased McCalla Company and subsidiaries, Creative Retail Services, Inc. and Creative Retail Services (Canada) Inc., which together provide merchandising, including cycle and periodic product resets, stocking and sales training for a number of well-known manufacturers and/or distributors serving Home Depot throughout North America. McCalla Company and Creative Retail Services, Inc. are headquartered in Alpharetta, Georgia and Creative Retail Services (Canada) Inc. has an office in Toronto, Ontario, Canada.

SEASONALITY

The demand for services provided by Huffy Service First, Inc. is seasonal in that assembly service demand is generally strongest in Spring and at the Winter holiday season. The McCalla companies provide merchandising services throughout the year, with minimal seasonal fluctuations.

COMPETITION AND CUSTOMERS

Huffy Service First, Inc. has numerous competitors in the United States market, none of which is a major national competitor in the in-store and in-home assembly service business and three of which are major competitors in the merchandising services business. Huffy Service First, Inc. believes it remains competitive due to its nationwide network of operations, competitive pricing and full service solution marketing approach. The McCalla companies have a number of competitors in the Home Center channel and maintain their competitive position by providing excellent customer service through a well-trained workforce positioned throughout North America.

OTHER ADDITIONAL INFORMATION REGARDING THE COMPANY'S BUSINESS

On March 16, 1999, Huffy sold substantially all of the assets of True Temper Hardware Company and all of the shares of the capital stock of True Temper Limited to an affiliate of U.S. Industries, Inc. On November 3, 2000, Huffy sold all of the issued and outstanding shares of Washington Inventory Service to WIS Holdings Corp., an affiliate of Sterling Investment Partners, L.P.

The Company's website address is www.huffy.com. The Company makes available free of charge through a link provided at such website its Forms 10-K, 10-Q and 8-K as well as any amendments thereto. Such reports are available as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission.

The number of persons employed full-time by the Company as of December 31, 2002, was 1,514.

ITEM 2.   PROPERTIES

Location and general character of the principal plants and other materially important physical properties of the Company as of January 2, 2003.

                                                                                                                 Owned or
                                                                                                                Expiration
                                                                                                                  Date of
      Location                   Building Description                 Business Segment        Area (Sq. Ft.)       Lease
--------------------------------------------------------------------------------------------------------------------------

Miamisburg, Ohio               Offices, display and warehouse     Sporting Goods and Services     47,000            2011(1)
                               facilities

                               (Corporate  and  Huffy  Service
                               First, Inc.)

Springboro, Ohio               Offices and warehouse facility      Sporting Goods                 69,220            2005(2)

                               (Huffy Bicycle Company)

Sussex, Wisconsin              Offices and manufacturing           Sporting Goods                192,000             2004(3)

                               (Huffy Sports Company)

Toronto, Ontario, Canada       Offices, display and retail         Sporting Goods                 39,998             2011(4)
                               outlets

                               (Gen-X Sports Inc.)

Carson City, California        Warehouse facility                  Sporting Goods                398,554              2007(5)

                               (Huffy Bicycle Company and
                               Gen-X Sports Inc.)



(1) Subject to two consecutive options to renew for additional terms of five years each.
(2)  Subject to one option to renew for an additional term of five years.
(3) Subject to an option to purchase during the term of or at the expiration of the lease.
(4)  Subject to one option to renew for an additional term of five years.
(5) The Company operates two warehouses in Carson City, California. The first warehouse is 292,900 square feet, and the lease expires in 2007; the second is 105,654 square feet, and the lease expires in 2007. Each lease is subject to two consecutive options to renew for additional terms of five years.

All of the Company's facilities are in good condition and are considered suitable for the purposes for which they are used. The Sussex, Wisconsin manufacturing facility normally operates on two full shifts, with third shift operations scheduled as needed.

ITEM 3.   LEGAL PROCEEDINGS

The Company along with numerous California water companies and other potentially responsible parties ("PRPs") for the Baldwin Park Operable Unit of the San Gabriel Valley Superfund have been named in fourteen civil lawsuits which allege claims related to the contaminated groundwater in the Azusa, California area (collectively, the "San Gabriel Cases").

The San Gabriel Cases had been stayed for a variety of reasons, including a number of demurrers and writs taken in the Appellate Division, relating primarily to the California Public Utilities Commission ("PUC") investigation described below. The resulting Appellate Division decisions were reviewed by the California Supreme Court, which ruled in February 2002. The cases have been reactivated as a result of the California Supreme Court's decision, with the trial level Coordination Judge holding a number of Status Conferences on all of the cases, at which conferences issues pertaining to the three master complaints (two of which include the Company as a defendant), preliminary demurrers to such master complaints, case management orders and initial written discovery were discussed. As noted by the matters being discussed with the Court, the toxic tort cases are in their initial stages. Thus, it is impossible to currently predict the outcome of any of the actions.

The Company, along with the other PRPs for the Baldwin Park Operable Unit of the San Gabriel Valley Superfund Site (the "BPOU"), was also named in four civil lawsuits filed by water purveyors. The water purveyor lawsuits alleged CERCLA, property damage, nuisance, trespass and other claims related to the contaminated groundwater in the BPOU (collectively, the "Water Entity Cases"). The Company was named as a direct defendant by the water purveyor in two of these cases, and was added as a third party defendant in the two others by Aerojet General Corporation, which, in those cases, was the only PRP sued by the water purveyors. Each of the Water Entity Cases have been settled through the entry of the Project Agreement. According to the terms of the Project Agreement, the Water Entity Cases have been dismissed without prejudice. The Third Party complaints filed by Aerojet in connection with the Water Entity Cases are expected to be dismissed without prejudice subject to Aerojet filing a new suit in the event a final allocation agreement cannot be worked out.

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

As previously reported, Huffy Corporation divested its Washington Inventory Service subsidiary in November 2000. Subsequently, in late 2001 and mid 2002, two class action suits were filed in California seeking damages for alleged violations of labor practices. As a previous owner, Huffy was potentially obligated to indemnify the subsidiary purchaser for some portion of any liability it or such subsidiary had in the first case and had potential liability in the latter case, both limited to the periods it owned the subsidiary. After protracted negotiations and on advice of counsel, a settlement was negotiated and preliminarily approved on January 28, 2003 by the Superior Court of California, County of Los Angeles. A one-time charge to discontinued operations of $7,914 million or $0.43 per common share was taken in the fourth quarter of 2002 to fully resolve this matter.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Huffy Corporation Common Stock is traded on the New York Stock Exchange. The quarterly high and low prices of Huffy Corporation Common Stock during the years ended December 31, 2002 and 2001 were as follows:

  Year Ended December 31, 2002          Year Ended December 31, 2001
  ----------------------------          -----------------------------
                 Common Stock                         Common Stock
                  Price Range                          Price Range
Quarter          High      Low         Quarter        High       Low
-------         -----     -----        -------       ------     -----
First           $7.05     $5.95        First          $7.74     $6.08
Second           8.90      6.98        Second         10.50      6.14
Third            8.60      5.48        Third           9.81      6.25
Fourth           7.98      5.97        Fourth          6.62      5.41


As of December 31, 2002, there were 14,637,809 shares of Huffy Corporation Common Stock outstanding and there were 3,223 shareholders of record. Management estimates an additional 4,500 shareholders hold their stock in nominee name. Trading volume of the Company's Common Stock during the twelve months ended December 31, 2002 totaled 7,595,600 shares. The average number of common shares outstanding during this period was approximately 11,833,213 shares. The Company is limited in its ability to pay dividends pursuant to the terms of its Second Amended and Restated Loan and Security Agreement, as amended.

The information to be set forth in the table entitled EQUITY COMPENSATION PLAN INFORMATION is contained in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL AND OPERATING REVIEW (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

SUMMARY OF OPERATIONS                                        2002           2001         2000         1999         1998
                                                             ----           ----         ----         ----         ----
Net sales                                                  $372,896       $331,138     $488,181     $422,866     $468,351
Gross profit                                                 66,347         39,950       81,342       36,723       76,178
   Selling, general, and administrative expenses             57,858         47,607       53,763       56,158       59,723
Operating income (loss)                                       8,489        (11,370)      26,865      (57,994)      (4,865)
   Other expense (income), net                                1,636            303        1,342          333           (3)
   Interest expense, net                                      1,688          1,128        8,428        1,816        2,542
Earnings (loss) before income taxes                           5,165        (12,801)      17,095      (60,143)      (7,404)
   Income tax expense (benefit)                                 573         (4,391)       6,429      (20,788)      (2,904)
Earnings (loss) from continuing operations                    4,592         (8,410)      10,666      (39,355)      (4,500)
   Discontinued operations                                   (5,970)            --       25,318        6,067        2,335
   Extraordinary loss                                            --             --         (998)         --           --
Net earnings (loss)                                          (1,378)        (8,410)      34,986      (33,288)      (2,165)
--------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share:
   Basic         Continuing operations                         0.39          (0.82)        1.05        (3.70)       (0.37)
                 Net earnings(loss)                           (0.12)         (0.82)        3.43        (3.13)       (0.18)
   Diluted       Continuing operations                         0.38          (0.82)        1.03        (3.70)       (0.37)
                 Net earnings(loss)                           (0.12)         (0.82)        3.39        (3.13)       (0.18)
Common dividends declared                                        --             --          --         2,869        4,092
Common dividends per share                                       --             --          --          0.26         0.34
Capital expenditures for plant and equipment                  3,144          2,553        2,510        6,444       14,989
Weighted average common share outstanding:
   Basic                                                     11,833         10,298       10,187       10,642       12,122
   Diluted                                                   11,979         10,298       10,320       10,642       12,280
--------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION AT YEAR END
Total assets                                                282,201        145,485      180,493      214,283      324,068
Working capital                                               4,673         44,376       57,642       56,636       85,730
Net investment in plant and equipment                        11,140          9,267       12,680       19,028       53,476
Notes payable                                                54,069            --        17,656       21,902       99,240
Long-term obligations                                           317            --           --        51,348       29,110
Shareholders' equity                                         71,747         65,602       73,131       37,482       95,390
Equity per share outstanding                                   4.90           6.32         7.15         3.68         7.91
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS
Net cash provided by (used in) continuing operating
activities                                                   (1,315)        40,786      (16,541)      12,239       21,513
Net cash provided by (used in) discontinued
operations                                                   (5,970)           --        60,902       75,402       (5,878)
Net cash provided by (used in) operating activities          (7,285)        40,786       44,361       87,641       15,635
Net cash provided by (used in) investing activities         (26,298)        (2,549)       4,867       (7,644)     (27,901)
Net cash provided by (used in) financing activities          12,461        (16,030)     (65,084)     (77,641)      27,984
Net change in cash and cash equivalents                     (21,122)        22,207      (15,856)       2,356       15,718
--------------------------------------------------------------------------------------------------------------------------
PERFORMANCE MEASUREMENTS
Earnings from continuing operations as a % of net
sales                                                           1.2%         N/A           2.2%          N/A          N/A
Average working capital turnover                                4.9          5.9           8.1           5.3          5.0
Return on net assets                                            4.3%         N/A          15.4%          N/A          N/A
Return on beginning shareholders' equity                        N/A          N/A          93.8%          N/A          N/A
Current ratio                                                   1.0          1.7           1.6           1.5          1.5
Total long term debt/total capital                              7.2%         0.0%          0.0%         61.7%        27.1%
Number of common shareholders                                 3,223        3,211         3,271         3,250        3,454
--------------------------------------------------------------------------------------------------------------------------
N/A - Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED
DECEMBER 31, 2001

For the year ended December 31, 2002, Huffy Corporation ("Huffy" or "Company") had a net loss of $1,378, or $0.12 per common share compared to a net loss for the same period in 2001 of $8,410, or $0.82 per common share. Current year results include the earnings from Gen-X Sports Inc. acquired on September 19, 2002. In addition, the current year net earnings reflect a loss from discontinued operations of $5,970 after tax, or $0.50 per common share. These charges are related to the settlement of contractually indemnified liabilities and a related lawsuit settlement regarding labor practices by one of the Company's former subsidiaries, Washington Inventory Service, limited to the period of the Company's ownership which was sold on November 3, 2000.

Results from continuing operations for the year ended December 31, 2002 were $4,592, or $0.38 per common share, compared to a net loss of $8,410, or $0.82 per common share in 2001. The net loss from continuing operations in 2001 included a pretax charge of $3,713 ($2,440 after tax), or $0.24 per common share, associated with the termination of Mexican manufacturing operations, reductions of staffing levels at Huffy Bicycle Company, and the consolidation of the financial and information technology groups. On January 22, 2002, Kmart Corporation filed for reorganization under Chapter 11 of the U.S. Bankruptcy Court. The Company recorded a charge in the fourth quarter of 2001 of $4,680 ($3,075 after tax), or $0.30 per common share, to reflect the Kmart bad debt. The 2001 net loss from continuing operations excluding the reconfiguration, refinancing and Kmart bad debt was $2,895, or $0.28 per common share.

Net Sales

Net sales in 2002 were $372,896, an increase of 12.6%, compared to net sales of $331,138 for the same period in 2001. This sales increase was primarily related to the acquisitions of Gen-X Sports Inc. and the McCalla Company during 2002. In addition, the Company's basketball products also experienced a 12.3% year over year increase in sales volume.

Gross Profit

Consolidated gross profit for 2002 was $66,347, or 17.8% of net sales as compared to $39,950, or 12.1% of net sales reported for the same period in 2001, reflecting a 47.0% improvement over the prior year gross margin. The primary reason for this very significant improvement was the addition of Gen-X Sports Inc. and the McCalla Company to the Huffy portfolio. The second most significant reason for the year over year increase was the improved margin in the Company's wheeled product line where favorable purchasing and warehousing variances in 2002 increased margins markedly over the depressed levels experienced during 2001 as a result of the close out of slow moving scooter inventory. The Company's basketball product line also experienced a 270 basis point improvement in year over year margins as a result of successful cost reduction programs. Pension charges added $1,072 of additional expense in 2002 as compared to 2001 expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $57,858, for the year ended December 31, 2002 were higher than the $47,607 experienced during the same period in 2001. The primary reason for the year over year increase in these expenses was the selling, general and administrative expenses added as a result of the acquisitions of Gen-X Sports Inc. and the McCalla Company. 2002 administrative pension expense increased by $2,214 over 2001 expense due to poor stock market performance and declining interest rates. Although less significant, additional reasons for the increased selling, general and administrative expenses include increased brand advertising and higher incentive based compensation. It is pertinent to note that 2001 selling, general and administrative expenses include a charge for the Kmart bankruptcy of $4,680.

Net Interest Expense

Net interest expense increased from $1,128 for the year ended December 31, 2001, to $1,688 in the current year. Borrowing costs to finance the acquisitions of Gen-X Sports Inc. and the McCalla Company as well as the increased working capital needs of these subsidiaries resulted in higher interest costs in 2002.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED
DECEMBER 31, 2000

The Company recorded a net loss from continuing operations of $8,410, or $0.82 per common share, in 2001 compared to net earnings from continuing operations of $10,666, or $1.03 per common share in 2000. Earnings for 2001 included a pretax charge of $3,713 ($2,440 after tax), or $0.24 per common share, associated with the termination of Mexican manufacturing operations, reduction of staffing levels at Huffy Bicycle Company, and consolidation of the financial and information technology groups. On January 22, 2002, Kmart filed for reorganization under Chapter 11 of the U.S. Bankruptcy Court. The Company recorded a fourth quarter 2001 charge of $4,680 ($3,075 after tax) or $0.30 per common share, to reflect expected receivable losses from Kmart. Earnings for 2000 included a pretax charge of $714 ($446 after tax), or $0.05 per common share for reconfiguration of the bicycle business, and $702 ($438 after tax), or $0.04 per common share, for refinancing the Company. The net loss from continuing operations, excluding the reconfiguration, refinancing, and Kmart receivable charges was $2,895, or $0.28 per common share, in 2001 compared to 2000 net earnings of $11,550, or $1.12 per common share.

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

Gross Profit

Consolidated gross profit for 2001 was $39,950, or 12.1% of net sales, down from $81,342, or 16.7% of net sales in 2000. A 217 basis point improvement in margins from retail services, ongoing cost reduction efforts company-wide, and aggressive foreign sourcing programs partially offset the effect of lower sales of high margin scooters in 2000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $47,607, for 2001, include a charge for the Kmart bankruptcy of $4,680. Including this charge, current year expenses are 11.5% lower than those incurred in 2000. These lower expenses are attributable to reduced variable selling and marketing costs, as well as steps taken throughout 2001 to properly align SG&A expense with the revised operating structure.

Net Interest Expense

Net interest expense decreased from $8,428 in 2000 to $1,128 in 2001. The Company has been debt free, with cash invested since the first quarter of 2001. 2001 interest expense is primarily comprised of amortization of financing costs, letter of credit, and non-usage revolver fees.

Extraordinary Item

Net extraordinary charges of $1,573 ($998 after taxes) were recorded in 2000 from the early extinguishment of debt. Unamortized financing costs of $2,189 were offset by interest forgiven on the subordinated note of $404 and early repayment debt forgiveness of $212 on an economic development grant.

ACQUISITIONS

On September 19, 2002, the Company acquired all of the stock of Gen-X Sports Inc. in exchange for $19,001 in cash and the issuance of 4,161,241 shares of Huffy Corporation's Class A common shares to the stockholders of Gen-X. The purchase price is subject to certain post-closing adjustments. Should Gen-X meet certain financial performance objectives, specified in the purchase agreement, and if there are no breaches of warranties and representations, up to 838,662 additional common shares may be issued to the Gen-X stockholders. In addition, the acquired companies immediately redeemed $4,970 of preferred stock and refinanced their existing bank debt. Included in the assets acquired are trademarks, patents and licensing agreements recorded at their fair values of $45,800, $1,285 and $940, respectively, as well as goodwill in the amount of $12,104. Gen-X is a designer, marketer and distributor of branded sports equipment, including action sports products, winter sports products and golf products, and is a purchaser and reseller of excess sporting goods and athletic footwear inventories.

On March 27, 2002, Huffy Service First acquired the stock of McCalla Company and its subsidiaries, Creative Retail Services, Inc. and Creative Retail Services (Canada), Inc. ("McCalla") for $5,400, less $500 net cash acquired, subject to certain post-closing adjustments. A contingent purchase price payment was recorded for the McCalla acquisition of $1,645 in the fourth quarter of 2002. Payment of the performance-based payment is expected during the first quarter of 2003. Of the total purchase price, $6,521 was recorded as goodwill and $300 was recorded as a covenant not-to-compete. McCalla provides merchandising, including cycle and periodic product resets, stocking and sales training for a number of well-known manufacturers serving Home Depot, including, among others, Philips Lighting, Duracell, and Spectrum Brands.

DISCONTINUED OPERATIONS

On November 3, 2000, the Company sold the stock of its Washington Inventory Service (WIS) subsidiary to WIS Acquisition Corp., a subsidiary of WIS Holdings Corp., for $84,750 subject to certain post-closing adjustments. Earnings from discontinued operations in 2000 were $7,976 ($4,537 after tax). The gain on disposal of discontinued operations was $36,863 ($20,781 after tax). The results for Washington Inventory Service have been classified as discontinued operations in the Consolidated Statements of Operations and Cash Flows for the year ended December 31, 2000.

During the year ended December 31, 2002, the Company recognized expenses of $9,185 ($5,970 after tax), including the pending Miranda case settlement, associated legal expenses and other contractually indemnified liabilities related to WIS. These expenses are included in the Consolidated Statements of Operations and Cash Flows as Loss from Discontinued Operations for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

On September 19, 2002, the Company amended its credit facility with its existing lender to incorporate Gen-X Sports Inc., into the agreement. The $75.0 million revolving credit facility is secured by all assets of the Company and its affiliates and will expire on December 31, 2004, with a 12-month renewal option. As of December 31, 2002, the Company had $10,517 of borrowing capacity on its revolving credit facility.

Pre-bankruptcy receivables from Kmart were sold during the second quarter of 2002. The cash recovery from this transaction was consistent with previously established reserves.

At December 31, 2002, inventory was valued at $41,847 ($20,636 for the Company excluding Gen-X) up from $12,483 at December 31, 2001. This increase is primarily the result of adding safety stock to protect our customers against inventory outages resulting from the West Coast dock strike. Accounts payable at December 31, 2002 are $65,519 ($48,542 excluding Gen-X) as compared to $31,161 at the end of 2001. This increase reflects higher incremental purchases to support higher sales volume as well as longer payment terms negotiated with our vendors.

At December 31, 2002, the Company valued its pension plans in accordance with SFAS Nos. 87 and 88. Due to record low interest rates and poor stock market performance, the value of the plan assets is now less than the accumulated benefit obligation, causing the Company to record an after tax charge to accumulated other comprehensive loss of $25,234.

The Company expects cash and cash equivalents, cash flow from operations and its revolving credit facility to be sufficient to finance seasonal working capital needs and capital expenditures throughout the coming year. The Company frequently reviews its credit and capital structure and makes adjustments as necessary.

CRITICAL ACCOUNTING POLICIES

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company evaluates the collectibility of its accounts receivable based upon an analysis of historical trends, aging of accounts receivable, write-off experience and expectations of future performance. Delinquent accounts are written off to selling, general and administrative expense when circumstances make further collection unlikely. In the event of a customer bankruptcy or reorganization, specific reserves are established to write down accounts receivable to the level of anticipated recovery. The Company may consult with third-party purchasers of bankruptcy receivables when establishing specific reserves. Non-specific reserves for doubtful accounts are based upon a historical bad debt write-off of approximately 0.2% of net sales. At December 31, 2002, a 0.1 percentage point change in bad debts as a percentage of net sales would impact the reserve for doubtful accounts by $373.

In January 2002, Kmart Corporation filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Pre-bankruptcy receivables from Kmart were sold during the second quarter 2002 and cash recovered was consistent with previously established reserves.

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

ENVIRONMENTAL

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated. In developing its estimate of environmental remediation costs, the Company considers, among other things, currently available technological solutions, alternative cleanup methods, and risk-based assessments of the contamination and, as applicable, an estimation of its proportionate share of remediation costs. The Company may also make use of external consultants and consider, when available, estimates by other PRPs and governmental agencies and information regarding the financial viability of other PRPs. Based upon information currently available, the Company believes it is unlikely that it will incur substantial previously unanticipated costs as a result of failure by other PRPs to satisfy their responsibilities for remediation costs. The Company has recorded environmental accruals that, based upon the information available, are adequate to satisfy known remediation requirements.

Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations", (SFAS No. 143) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain on settlement.

The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending March 31, 2003. To accomplish this, the Company must identify legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations at the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor those obligations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS No. 145"), which will be effective for the Company beginning January 1, 2003. SFAS No. 145 rescinds SFAS Nos. 4, 44, 64 and amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which will be effective for the Company beginning January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred unless the liability is for one-time termination benefits incurred over time. SFAS No. 146 nullifies Emerging
Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Costs Associated with a Restructuring)."

The Company has assessed the impact of SFAS Nos. 143, 145 and 146, and estimates that the impact of these standards will not be material to the Company's financial condition, results of operations or liquidity.

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company is reviewing the provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002, but does not expect it to have a material impact on the Company's financial statements. The disclosure requirements of the Interpretation, which are effective for the Company's year ended December 31, 2002, are included in footnotes 2 and 5 to the consolidated financial statements, which discuss contingent consideration relative to the Company's acquisition of Gen-X, as well as the Company's disclosures relative to its product warranty liability.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effect on reported results. The disclosure provisions of SFAS No. 148 are included in the accompanying Notes to Consolidated Financial Statements. The Company applies the principles of APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. See Note 8 to the consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in fiscal 2004 for all other variable interest entities. The Company is reviewing the provisions of the Interpretation and complies with the disclosure requirements, but does not expect the Interpretation to have a material impact on the Company's financial statements.

INFLATION

Inflation rates in the United States have not had a significant impact on the Company's operating results for the three years ended December 31, 2002. The impact on the Company is minimized as a result of rapid turnover of inventories and partially offset by cost reduction programs and increased operating efficiency.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to short-term interest rate risks and foreign currency exchange rate risks. In the normal course of business these risks are managed through a variety of strategies, including the use of a derivative financial instrument to hedge our underlying exposures. The Company does not use derivative instruments for trading purposes.

Interest Rate Risk

Interest rate risk arises primarily from variable rate borrowings in the United States and Canada. The Company has entered into an interest rate swap, which is recognized on the balance sheet at fair value. The Company has determined that the swap is effective; therefore, changes in the fair value of the swap are recorded on a quarterly basis as an adjustment to accumulated other comprehensive loss. The swap expires on April 4, 2004.

At December 31, 2002, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $606 in earnings before income taxes. During 2001 and for the first eight months of 2002, the Company did not borrow against its variable rate credit facility.

Foreign Currency Exchange Risk

All subsidiaries of the Company, except Creative Retail Services (Canada) Inc., use the U.S. dollar as their functional currency. A small portion of the Company's sales, receivables, purchases and expenses are denominated in Euros, Australian dollars and the Canadian dollar. The Company also maintains bank accounts in Euros, Australian dollars and the Canadian dollar to facilitate international operations. At this time, the Company's exposure to currency exchange risk is not considered material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders,
Huffy Corporation:

We have audited the accompanying consolidated balance sheets of Huffy Corporation and subsidiaries (Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huffy Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP
KPMG LLP
Cincinnati, OH
January 31, 2003

                                HUFFY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollar Amounts in Thousands, Except Share Data)

                                                              2002                   2001                 2000
                                                       --------------------    ---------------      ---------------

Product sales                                            $      285,788        $      252,109       $      403,677
Service revenue                                                  87,108                79,029               84,504
                                                         --------------        --------------       --------------
        Net sales                                               372,896               331,138              488,181

Cost of products sold                                           228,707               223,914              333,071
Cost of services sold                                            77,842                67,274               73,768
                                                         --------------        ---------------      --------------
        Cost of sales                                           306,549               291,188              406,839
                                                         --------------        --------------       --------------
        Gross profit                                             66,347                39,950               81,342

Selling, general and administrative expenses                     57,858                47,607               53,763
Plant closure and manufacturing reconfiguration                      --                 3,713                  714
                                                         --------------        --------------       --------------
        Operating income (loss)                                   8,489               (11,370)              26,865
Other expense (income):
        Interest expense                                          1,973                 1,761                8,629
        Interest income                                            (285)                 (633)                (201)
        Other expense, net                                        1,636                   303                1,342
                                                         --------------        --------------       --------------
Earnings (loss) before income taxes                               5,165               (12,801)              17,095
Income tax expense (benefit)                                        573                (4,391)               6,429
                                                         --------------        --------------       --------------
     Earnings (loss) from continuing operations                   4,592                (8,410)              10,666
Discontinued operations:
     Income (loss) from discontinued operations                  (5,970)                   --                4,537
     Gain on disposal of discontinued operations                     --                    --               20,781
Extraordinary loss                                                   --                    --                 (998)
                                                         --------------        --------------       --------------
Net earnings (loss)                                      $       (1,378)       $       (8,410)      $       34,986
                                                         ===============       ===============      ==============
Earnings (loss) per common share:
  Basic:
     Weighted average number of common shares                11,833,213            10,298,076           10,187,048
     Earnings (loss) from continuing operations          $         0.39        $        (0.82)      $         1.05
     Earnings (loss) from discontinued operations                 (0.51)                   --                 2.48
     Extraordinary loss                                              --                    --                (0.10)
                                                         --------------        --------------       --------------
        Net earnings (loss) per common share             $        (0.12)       $        (0.82)      $         3.43
                                                         ===============       ==============       ==============
  Diluted:
     Weighted average number of common shares                11,978,747            10,298,076           10,320,362
     Earnings (loss) from continuing operations          $         0.38        $        (0.82)      $         1.03
     Earnings (loss) from discontinued operations
                                                                  (0.50)                   --                 2.45
     Extraordinary loss
                                                                     --                    --                (0.09)
                                                         --------------        --------------       --------------
        Net earnings (loss) per common share             $        (0.12)       $        (0.82)      $         3.39
                                                         ===============       ==============       ==============


        See accompanying notes to the consolidated financial statements.

                                HUFFY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts In Thousands)

                                                                  December 31,      December 31,
                                                                       2002             2001
                                                                  ------------      ------------
        ASSETS
        Current assets:
            Cash and cash equivalents                              $     5,419       $    26,541
            Accounts and notes receivable, net                          92,850            48,934
            Inventories, net                                            41,847            12,483
            Deferred income tax assets                                  12,227            13,900
            Prepaid expenses and other current assets                    8,755             3,903
             Net assets held for sale                                    5,480                --
                                                                   -----------       -----------
                   Total current assets                                166,578           105,761
                                                                   -----------       -----------
        Property, plant and equipment, at cost:
            Land and land improvements                                     120               182
            Buildings and building improvements                          1,741             3,399
            Machinery and equipment                                     18,970            16,818
            Office furniture, fixtures and equipment                    17,498            16,348
            Leasehold improvements                                       2,069             1,584
            Construction in progress                                       933               989
                                                                   -----------       -----------
                                                                        41,331            39,320
            Less:  Accumulated depreciation and amortization            30,191            30,053
                                                                   -----------       -----------
                Net property, plant and equipment                       11,140             9,267
        Excess of cost over net assets acquired, net                    26,663             8,038
        Intangible assets, net                                          48,112                --
        Deferred income tax assets                                      22,484             1,906
        Pension assets                                                     574            15,267
        Other assets                                                     6,650             5,246
                                                                   -----------       -----------
                                                                   $   282,201       $   145,485
                                                                   ===========       ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current liabilities:
            Notes payable                                          $    54,069       $        --
            Current installments of long-term obligations                5,258                --
            Accounts payable                                            65,519            31,161
            Accrued expenses:
                Salaries, wages and other compensation                   6,854             4,363
                Insurance                                                6,141             7,403
                Environmental                                              879             6,959
                Other                                                   15,095             4,403
                                                                   -----------       -----------
                 Total accrued expenses                                 28,969            23,128
            Other current liabilities                                    8,090             7,096
                                                                   -----------       -----------
                   Total current liabilities                           161,905            61,385
                                                                   -----------       -----------
        Long-term obligations, less current installments                   317                --
        Pension liabilities                                             31,934             5,294
        Postretirement benefits other than pension                       9,340             9,570
        Other long-term liabilities                                      6,958             3,634
                                                                   -----------       -----------
                   Total liabilities                                   210,454            79,883
                                                                   -----------       -----------
        Shareholders' equity:
            Common stock                                                21,153            16,931
            Additional paid-in capital                                  95,267            67,226
            Retained earnings                                           73,769            75,147
            Unearned stock compensation                                    (18)               --
            Accumulated other comprehensive loss                       (28,551)           (3,421)
            Treasury shares, at cost                                   (89,873)          (90,281)
                                                                   -----------       -----------
                   Total shareholders' equity                           71,747            65,602
                                                                   -----------       -----------
                                                                   $   282,201       $   145,485
                                                                   ===========       ===========

        See accompanying notes to the consolidated financial statements.

                                HUFFY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)

                                                                                      2002               2001             2000
                                                                                --------------      --------------   -------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss) from continuing operations                                 $     4,592         $    (8,410)     $    10,666
 Adjustments  to  reconcile  net  earnings  (loss) to net cash  provided by
 (used in) operating activities:
       Depreciation and amortization                                                  3,820               4,676            5,706
       Gain on sale of property, plant and equipment                                   (525)                 (4)          (3,446)
       Write-down of certain property, plant and equipment                               --               2,018               --
       Extraordinary charge for the early extinguishment of debt                         --                  --             (998)
       Deferred income taxes                                                        (17,361)              1,323           18,943
       Changes in assets and liabilities, excluding the effects of acquisitions:
          Accounts and notes receivable, net                                         (1,264)             30,877          (23,014)
          Inventories                                                                (5,487)             30,841          (19,970)
          Prepaid expenses                                                           (1,618)               (259)           1,101
          Other assets                                                               13,291              (9,475)          (1,941)
          Accounts payable                                                            3,760               3,146           (2,214)
          Accrued expenses                                                           (6,103)            (13,319)            (575)
          Other current liabilities                                                   1,224              (1,182)             937
          Postretirement benefits other than pension                                   (230)               (137)          (4,196)
          Other long-term liabilities                                                 4,586                 691            2,463
          Other                                                                          --                  --               (3)
                                                                                -----------         -----------      -----------
           Net cash provided by (used in) continuing operating activities            (1,315)             40,786          (16,541)
                                                                                -----------         -----------      -----------
 Discontinued operating activities:
       Gain on disposal from discontinued operations                                     --                  --           20,781
       Gain (loss) from discontinued operations                                      (5,970)                 --            4,537
       Non-cash items from discontinued operations                                       --                  --            3,648
       Cash provided by discontinued operations                                          --                  --           31,936
                                                                                -----------         -----------      -----------
           Net cash provided by (used in) discontinued operating activities          (5,970)                 --           60,902
                                                                                -----------         -----------      -----------
           Net cash provided by (used in) operating activities                       (7,285)             40,786           44,361
                                                                                -----------         -----------      -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                          (3,144)             (2,553)          (2,510)
       Proceeds from sale of property, plant and equipment                              747                   4            7,377
       Gen-X acquisition                                                            (19,001)                 --               --
       McCalla acquisition, net of cash acquired                                     (4,900)                 --               --
                                                                                -----------         -----------      -----------
           Net cash provided by (used in) investing activities                      (26,298)             (2,549)           4,867
                                                                                -----------         -----------      -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase (decrease) in short-term borrowings                              54,069             (17,656)          (4,246)
       Repayment of debt assumed in the Gen-X acquisition                           (37,800)                 --               --
       Preferred shares redeemed                                                     (4,970)                 --               --
       Issuance of long-term debt                                                       673                  --               --
       Reduction of long-term debt                                                     (250)                 --          (60,467)
       Issuance of common shares                                                        739               1,626              485
       Dividends paid                                                                    --                  --             (856)
                                                                                -----------         -----------      -----------
           Net cash provided by (used in) financing activities                       12,461             (16,030)         (65,084)
                                                                                -----------         -----------      -----------
 Net change in cash and cash equivalents                                            (21,122)             22,207          (15,856)
       Cash and cash equivalents:
          Beginning of the period                                                    26,541               4,334           20,190
                                                                                -----------         -----------      -----------
          End of the period                                                     $     5,419         $    26,541      $     4,334
                                                                                ===========         ===========      ===========

        See accompanying notes to the consolidated financial statements.

                                HUFFY CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          (Dollar Amounts in Thousands)

                                                                                                     ACCUMULATED
                                                               ADDITIONAL              UNEARNED         OTHER
                                                      COMMON    PAID-IN    RETAINED      STOCK      COMPREHENSIVE   TREASURY
                                            TOTAL      STOCK    CAPITAL    EARNINGS   COMPENSATION       LOSS        STOCK
                                           -------   --------  ----------  ---------  ------------  -------------   --------
       Balance at December 31, 1999       $  37,482  $  16,667  $ 66,242  $  48,571     $    --       $  (2,854)  $ (91,144)
       Comprehensive income, net of tax:
          Net earnings                       34,986                          34,986
          Minimum pension liability
            adjustment, net of income tax
            expense of $205                     178                                                         178
                                          ---------
              Total comprehensive income     35,164
       Issuance of 36,671 shares in
         connection with common stock
         plans                                  485         37       (38)                                               486
                                          ---------  ---------  --------  ---------     -----         ---------   ---------
       Balance at December 31, 2000       $  73,131  $  16,704  $ 66,204  $  83,557     $  --         $  (2,676)  $ (90,658)
       Comprehensive loss, net of tax:
          Net loss                           (8,410)                         (8,410)
          Minimum pension liability
            adjustment, net of income tax
            benefit of $194                    (434)                                                       (434)
          Unrealized loss on derivative
            instruments                        (311)                                                       (311)
                                          ---------
              Total comprehensive loss       (9,155)
       Issuance of 227,129 shares in
         connection with common stock
         plans                                1,626        227     1,022                                                377
                                          ---------  ---------  --------  ---------     -----         ---------   ---------
       Balance at December 31, 2001       $  65,602  $  16,931  $ 67,226  $  75,147     $  --         $  (3,421)  $ (90,281)
       Comprehensive loss, net of tax:
          Net loss                           (1,378)                         (1,378)
          Minimum pension liability
           adjustment, net of income
           tax benefit of $13,624           (25,234)                                                    (25,234)
          Foreign currency translation
            Adjustment                            1                                                           1
          Unrealized loss on derivative
            instruments, net of income
            tax benefit of $126                 103                                                         103
                                          ---------
              Total comprehensive loss      (26,508)
       Unearned stock compensation              (18)                                      (18)
       Issuance of 4,161,241 shares in
         connection with the acquisition
         of Gen-X Sports Inc.                31,932      4,161    27,771
       Issuance of 60,580 shares in
         connection  with common stock
         plans                                  739         61       270                                                408
                                          ---------  ---------  --------  -------       -----         ---------   ---------
       Balance at December 31, 2002       $  71,747  $  21,153  $ 95,267  $73,769       $ (18)        $ (28,551)  $ (89,873)
                                          =========  =========  ========  =======       =====         =========   =========



        See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS, EXCEPT FOR SHARE DATA)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION - The consolidated financial statements include the accounts of Huffy Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated. The accompanying statement of operations for the year ended December 31, 2002 includes the results of operations for Gen-X Sports Inc. for the period from September 19, 2002 to December 31, 2002 and McCalla Company for the period from March 27, 2002 to December 31, 2002.

RECLASSIFICATION - Certain prior year balances have been reclassified to conform with the 2002 presentation.

CASH AND CASH EQUIVALENTS - Cash equivalents consist principally of short-term money market instruments with original maturities of three months or less.

REVENUE RECOGNITION - The Company recognizes revenue on products when shipments occur or title passes to the customer. Revenue for retail services is recognized at the time the service is performed.

CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards (SFAS) No. 105, consist primarily of trade accounts receivable. In the normal course of business, Huffy extends credit to various companies in the retail industry where certain concentrations of credit risk exist. These concentrations of credit risk may be similarly affected by changes in economic or credit conditions and may, accordingly, impact Huffy's overall credit risk. Management believes that the Company's diversification of accounts receivable is sufficient to reduce potential market credit risk, and that the allowance for doubtful accounts is adequate to absorb estimated losses as of December 31, 2002. The allowance for doubtful accounts was $1,214 and $5,766 as of December 31, 2002 and 2001, respectively.

INVENTORIES - Inventories are valued at cost (not in excess of market) determined by the first-in, first-out (FIFO) method. Management periodically reviews inventory for salability and believes that the reserve for obsolescence at December 31, 2002 is adequate to absorb estimated losses.

PROPERTY, PLANT AND EQUIPMENT - Depreciation and amortization of plant and equipment is provided on the straight-line method.

Annual depreciation and amortization rates are as follows:

       Land improvements                                                            5 - 10%
       Buildings and improvements                                                   2-1/2 - 10%
       Office furniture, fixtures or machinery and equipment                        10 - 33-1/3%
       Leasehold improvements                                                       4-1/2 - 33-1/3%

ASSETS HELD FOR SALE - The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to discounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The Company has classified $1,500 of land and $3,980 of buildings obtained in the Gen-X acquisition as net assets held for sale as of December 31, 2002. The assets are stated at estimated fair value, as determined by an independent appraisal. The property is currently being marketed for sale. Assets held for sale are included in the Sporting Goods segment.

PRODUCT LIABILITY - The Company maintains a reserve for product liability based upon expected settlement charges for pending claims and an estimate of unreported claims derived from experience, volume and product sales mix.

FREIGHT- The Company classifies outbound freight expense to customers as an adjustment to product sales revenue on the accompanying consolidated statements of operations. For the years ended December 31, 2002, 2001 and 2000, freight expense was $3,418, $2,633 and $2,301, respectively.

AMORTIZATION OF INTANGIBLES - The Company adopted the provisions of SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", as of January 1, 2002. SFAS No. 141 addresses financial accounting and reporting for business combinations and requires the use of the purchase method of accounting for combinations initiated subsequent to June 30, 2001. SFAS No. 142 provides guidance for the financial accounting and reporting for goodwill and other intangible assets requiring that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144.

On September 19, 2002, the Company acquired all of the common stock of Gen-X Sports Inc. and Gen-X Sports, Inc. and their subsidiaries in exchange for cash and the issuance of common stock of the Company. Included in the assets acquired are trademarks, patents and licensing agreements recorded at their fair values of $45,800, $1,285 and $940, respectively, as well as goodwill in the amount of $12,104. The fair values for these assets, excluding goodwill, were determined by an independent third-party appraiser. During the fourth quarter of 2002, goodwill was increased $1,332 for additional legal costs and other professional fees associated with the acquisition.

On March 27, 2002, the Company acquired 100% of the common stock of McCalla Company and its subsidiaries. The aggregate purchase price was $5,400 and was paid in cash. Of the total purchase consideration, $4,876 was allocated to goodwill and $300 to an agreement not to compete. During the fourth quarter of 2002, goodwill was increased $1,645 to record an earn-out payment owed at December 31, 2002 to the former owners of McCalla Company.

The Company has the following acquired intangible assets as of December 31, 2002, 2001 and 2000:

                                                         2002                       2001                       2000
                                                         ----                       ----                       ----
                                                GROSS                       GROSS                      GROSS
                                               CARRYING    ACCUMULATED    CARRYING   ACCUMULATED     CARRYING    ACCUMULATED
                                                AMOUNT    AMORTIZATION     AMOUNT    AMORTIZATION     AMOUNT    AMORTIZATION
                                               --------   ------------    --------   ------------     -------   ------------
  Assets subject to amortization:
       Gen-X patents                            $  1,285    $    49        $     --     $    --       $     --    $    --
       Gen-X license agreements                      940        119              --          --             --         --
       McCalla covenant not to compete               300         45              --          --             --         --
                                                --------    -------        --------     -------       --------    -------
  Total assets subject to amortization          $  2,525    $   213        $     --     $    --       $     --    $    --
                                                ========    =======        ========     =======       ========    =======
  Assets not subject to amortization:
  Trademarks at Gen-X                           $ 45,800    $    --        $     --     $    --       $     --    $    --
  Goodwill recorded in connection with the
     Gen-X acquisition                            12,104         --              --          --             --         --
  Goodwill in the Huffy bicycle business unit      8,824      2,380           8,824       2,380          8,824      1,744
  Goodwill in Huffy Sports business unit           1,973        569           1,973         569          1,973        496
  Goodwill recorded in connection with the
      McCalla acquisition                          6,521         --              --          --             --         --
  Goodwill in Huffy Service First
  business unit                                      478        288             478         288            478        271
                                                --------    -------        --------     -------       --------    -------
  Total assets not subject to amortization      $ 75,700    $ 3,237        $ 11,275     $ 3,237       $ 11,275    $ 2,511
                                                ========    =======        ========     =======       ========    =======

The Company recorded amortization expense of $213 in 2002. The Company estimates that amortization expense will be $655, $570, $297, $228, $94, and $468 for each of the years ended December 31, 2003, 2004, 2005, 2006, 2007 and thereafter, respectively.

Prior to the adoption of SFAS No. 142, the Company amortized the excess of cost over net assets acquired on a straight-line basis over fifteen to forty years.

The Company's reporting units are tested annually during the fourth quarter for impairment.

The following table provides a summary of net income (loss) and related basic and diluted EPS information as reported, and as adjusted to exclude goodwill amortization, for the years ended December 31, 2001 and 2000.


                                                     December 31, 2001     December 31, 2000
                                                     -----------------     -----------------

      Reported net income (loss)                         $  (8,410)             $  34,986
      Add back:  Goodwill amortization                         726                    726
                                                         ---------              ---------
      Adjusted net income (loss)                         $  (7,684)             $  35,712
                                                         ---------              ---------
      Basic EPS
           Reported net income (loss)                    $   (0.82)             $    3.43
           Adjusted net income (loss)                        (0.75)                  3.51
      Diluted EPS
           Reported net income (loss)                    $   (0.82)             $    3.39
           Adjusted net income (loss)                        (0.75)                  3.46


DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of cash and cash equivalents, trade receivables, trade accounts payable, notes payable, and accrued expenses approximates fair value due to the short maturity of these instruments.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to SFAS No. 133", during 2002 and 2001, the Company recorded an adjustment, net of tax, of $103 and $(311), respectively, in accumulated other comprehensive loss to recognize at fair value an interest rate swap that is designated as a cash-flow hedging instrument. No other derivative instruments have been identified.

The interest rate swap is recognized on the balance sheet at fair value. The Company has determined that the swap is effective; therefore, changes in the fair value of the swap are recorded on a quarterly basis as an adjustment to accumulated other comprehensive loss. The swap expires on April 4, 2004.

EARNINGS (LOSS) PER COMMON SHARE - Basic earnings (loss) per share of common stock excludes any dilutive effects of stock options and is based upon the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The dilutive effect of stock options is excluded from the diluted per share calculation, if the Company has a loss from continuing operations as the impact would be anti-dilutive.

USE OF ESTIMATES - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

STOCK OPTION PLANS - Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123. The Company records compensation cost for fixed awards with pro-rata vesting on a pro-rata basis over the vesting period.

At December 31, 2002, the Company has stock-based compensation plans which are described in Note 8. The Company applies the principles of APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan except for options issued below fair market value. The compensation cost that has been charged against income for options issued below fair market value and options issued to replace canceled options, was $119, $122, and $725, (after tax $106, $80, and $452) for the years ended December 31, 2002, 2001 and 2000, respectively. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:


                                           2002         2001          2000
                                       ----------    -----------   ----------

        Net earnings (loss)
        As Reported                     $ (1,378)    $   (8,410)    $  34,986
        Pro Forma                         (2,031)        (9,297)       34,497
        Diluted net earnings (loss)
          per common share:
        As Reported                     $  (0.12)    $   (0.82)     $    3.39
        Pro Forma                          (0.17)        (0.90)          3.34


REPORTING SEGMENTS - The Company is reporting its operations as two segments, Sporting Goods Products and Services to Retailers. Huffy Bicycle Company including Royce Union Bicycle Company and American Sports Design Company, Huffy Sports Company, and Gen-X Sports Inc., comprise the Sporting Goods Products segment. The Services to Retailers segment is comprised of the McCalla Companies and Huffy Service First, Inc. The change from a single segment is a result of a shift in the product mix of Huffy Service First, Inc. toward assembly services not directly related to the sporting goods industry, as well as the acquisition of the McCalla Company and its subsidiaries and the Gen-X Sports Inc. business.

The Sporting Goods Products segment includes wheeled recreational products, basketball backboards, basketballs and other balls, golf clubs and accessories, snowboards and accessories, hockey equipment and apparel, snow skis and accessories, in-line skates, roller blades, other action sports accessories and the excess/opportunity inventory products. Services to Retailers include, assembly and repair of bicycles, assembly of grills, physical fitness equipment, and furniture, assembly and repair of outdoor power equipment, and merchandising services.

NOTE 2. ACQUISITIONS

On September 19, 2002, the Company acquired all of the stock of Gen-X Sports Inc. and Gen-X Sports, Inc. and their subsidiaries in exchange for $19,001 in cash and the issuance of 4,161,241 shares of Huffy Corporation's Class A common shares to the stockholders of Gen-X. The $7.687 per share value of the Class A common shares issued was determined based upon the average market price of Huffy Corporation's common shares over the two day period before and after the terms of the acquisition were agreed to and announced. The purchase price is subject to certain post-closing adjustments. Should Gen-X meet certain financial performance objectives, specified in the purchase agreement, and if there are no breaches of warranties and representations, up to 838,662 additional common shares may be issued to the Gen-X stockholders. In addition, the acquired companies immediately redeemed $4,970 of preferred stock at face value and refinanced their existing bank debt. Included in the assets acquired are trademarks, patents and licensing agreements recorded at their fair values of $45,800, $1,285 and $940, respectively, as well as goodwill in the amount of $12,104. Gen-X is a designer, marketer and distributor of branded sports equipment, including action sports products, winter sports products and golf products, and is a purchaser and reseller of excess sporting goods and athletic footwear inventories. The Company believes that the combination of Huffy and Gen-X will create a stronger, more competitive sporting goods company capable of achieving greater financial strength, earnings power, operational efficiency and growth potential than either company would on its own. It will also broaden each company's brand portfolios and sporting goods product offerings and will broaden and diversify the customer base. Finally, the combination has the potential to decrease seasonal fluctuations in sales and earnings.

The table below presents unaudited pro forma condensed combining statements of operations from the Company and Gen-X Sports Inc. for the years ended December 31, 2002 and 2001. The unaudited pro Forma condensed combining statements of operations are presented as if the merger had occurred on January 1, 2002 and 2001, respectively.

           Huffy Corporation, Gen-X Sports Inc. and Gen-X Sports, Inc. Summary Unaudited Pro Forma Condensed Combining Statement of Operations
              (Dollar amounts in thousands, except per share data)



                                                                 PRO FORMA YEAR ENDED                    PRO FORMA YEAR ENDED
                                                                   DECEMBER 31, 2002                       DECEMBER 31, 2001
                                                          -------------------------------------    ------------------------------
                                                               HUFFY                  PRO FORMA         HUFFY          PRO FORMA
                                                            CORPORATION               COMBINED       CORPORATION        COMBINED
                                                            -----------               ---------      -----------       ---------

   Net sales                                                   $  372,896           $  466,540         $   331,138    $  438,606
   Earnings from continuing operations                              4,592                6,318              (8,410)       (4,094)
   Earnings from continuing operations per common
    share
       Basic                                                   $     0.44           $     0.43          $    (0.82)   $    (0.27)
       Diluted                                                 $     0.43           $     0.43          $    (0.82)   $    (0.27)
   Shares used in calculation of earnings per share
       Basic                                                   10,446,133           14,607,374          10,298,076    14,459,317
       Diluted                                                 10,591,667           14,752,908          10,298,076    14,459,317

The following table summarized the estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition.


                                                  September 19, 2002
                                                  ------------------

             Accounts receivable                      $     41,531
             Inventories                                    23,877
             Prepaid expense                                 3,234
             Property, plant and equipment                   7,979
             Intangible assets                              48,025
             Goodwill                                       12,104
             Other assets                                    1,544
                                                      ------------
             Total assets acquired                         138,294
                                                      ------------
             Accounts payable                               30,441
             Accrued liabilities                             8,998
             Debt Obligations                               42,952
                                                      ------------
             Total liabilities assumed                      82,391
                                                      ------------
             Net assets acquired                      $     55,903
                                                      ============

Of the $48,025 of acquired intangible assets, $45,800 was assigned to registered trademarks that are not subject to amortization. The remaining $2,225 of acquired intangible assets have weighted-average useful lives of approximately seven years. The intangible assets that make up that amount include patents of $1,285, (approximately ten-year weighted-average useful lives), and license agreements of $940, (approximately two-year weighted-average useful lives). During the fourth quarter of 2002, goodwill was increased $1,332 for additional legal costs and other professional fees associated with the acquisition.

On March 27, 2002, Huffy Service First acquired the stock of McCalla Company and its subsidiaries, Creative Retail Services Inc. and Creative Retail Services (Canada), Inc. ("McCalla") for $5,400, less $500 net cash acquired, subject to certain post-closing adjustments. Of the total purchase price, $4,876 was recorded as goodwill and $300 was recorded as a covenant not-to-compete. McCalla provides merchandising, including cycle and periodic product resets, stocking and sales training for a number of well-known manufacturers serving Home Depot, including, among others, Philips Lighting, Duracell, and Spectrum Brands. The purchase agreement calls for an annual earn-out payment for 2002 and 2003 results in excess of contractual projections. The 2003 payment for 2002 results is expected to be $1,645, and is recorded as an addition to goodwill and an accrued liability in the accompanying 2002 consolidated balance sheet.

Both of these acquisitions were accounted for on the purchase method of accounting in accordance with SFAS No. 141.

NOTE 3. SUPPLEMENTAL CASH FLOW INFORMATION

                                                            2002           2001             2000
                                                      --------------   ------------     ------------

    Cash paid (received) during the period for:
         Interest                                      $     1,645       $     845        $  14,145
         Taxes                                              (8,229)          1,532            4,646
                                                       ===========       =========        =========
    Details of acquisitions:
         Fair value of assets acquired                     138,294              --               --
         Liabilities assumed                                82,391              --               --
                                                       -----------       ---------        ---------
             Net assets acquired                            55,903              --               --
         Less:  common shares issued                        31,932              --               --
         Less:  preferred shares redeemed                    4,970              --               --
                                                       -----------       ---------        ---------
             Cash paid for Gen-X common shares              19,001              --               --
                                                       -----------       ---------        ---------
    Cash paid for McCalla acquisition                        5,400              --               --
         Less:  cash acquired                                  500              --               --
                                                       -----------       ---------        ---------
             Net cash paid for McCalla acquisition           4,900              --               --
                                                       -----------       ---------        ---------
    Net cash paid for acquisitions                     $    23,901       $      --        $      --
                                                       ===========       =========        =========

NOTE 4. INVENTORIES

The components of inventories are as follows:

                                                   2002           2001
                                              -------------   ------------

    Finished goods                              $   36,104      $  10,768
    Work-in-process                                    147            105
    Raw materials and supplies                       5,596          1,610
                                                ----------      ---------
                                                $   41,847      $  12,483
                                                ==========      =========

NOTE 5. CLAIMS AND ALLOWANCES

The Company's policy is to fully reserve for claims that have been or may be incurred on all products that have been shipped. The reserves are calculated based on claims that have been submitted but not settled. The calculation also considers anticipated claims based upon historical performance. Some major retailers have chosen to manage the warranty process in exchange for a claims allowance based on sales volume. The portion of the reserve related to retailer claims allowances is netted against accounts receivable while the balance of the reserve is classified as an accrued liability on the balance sheet. Additions to the reserve are treated as a deduction from net sales if they related to a negotiated claim allowance and as selling, general and administrative costs if they related to a general warranty expense.

The following is a roll-forward of the Company's claims and allowance activity for 2002:

                                                    RETAILER CLAIMS
                                                      ALLOWANCES         GENERAL WARRANTY          TOTAL
                                                    ---------------      ----------------          -----

    Beginning balance December 31, 2001               $       499           $         89          $      588
    Additions to reserves                                     463                  2,785               3,248
    Settled claims                                           (160)                (2,731)             (2,891)
                                                      -----------           ------------          ----------
    Ending balance December 31, 2002                  $       802           $        143          $      945
                                                      ===========           ============          ==========


NOTE 6. LINES OF CREDIT AND LONG-TERM OBLIGATIONS

In January 2000, the Company signed a $170 million, 18-month borrowing facility secured by all of the assets of the Company. The facility consisted of $40 million of senior term debt, $30 million of subordinated debt, and a $100 million revolving credit facility. In November 2000, the senior term debt and subordinated debt were repaid.

In September 2002, the Company entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation (Central), which has subsequently been amended. The amended $75 million revolving credit facility is secured by all assets of the Company and its affiliates and will expire on December 31, 2004, with a 12-month renewal option. The interest rate under the revolving credit facility varies, based upon excess availability, from the prime rate to prime rate plus .25%, or London Interbank Offertory Rate (LIBOR) plus 1.75% to LIBOR plus 2.75%. The revolving credit facility contains covenants, which require the Company to maintain a minimum of $50,000 of net worth, restrict certain business activities, including the payment of dividends and limit capital expenditures. As of December 31, 2002, the Company is in compliance with these covenants. The Company assumed three long-term obligations in the Gen-X acquisition with a combined outstanding balance of $5,153. The mortgage loan assumed in the Gen-X acquisition is secured by net assets held for sale as described in Note 1. Sale proceeds from the disposal of this property would be used to retire the unpaid balance on the mortgage.

                                                       2002             2001
                                                   ------------      ----------
     SHORT-TERM BORROWINGS:
     Revolving credit facility                       $  54,069        $     --
     Maximum borrowings                                 62,543             N/A
     Average borrowings                                 55,881             N/A
     Weighted average interest rate                       5.00%            N/A

     LONG-TERM OBLIGATIONS:
     6% Term loan due July 2003                      $     326         $    --
     Mortgage loan due monthly                           4,744              --
     Capital lease due monthly through 2005                505              --
                                                     ---------         -------
                                                         5,575              --
     Less:  current installments                         5,258              --
                                                     ---------         -------
                                                     $     317         $    --
                                                     =========         =======

Prior to the acquisition of Gen-X on September 19, 2002, the Company had been debt free, with cash invested since the first quarter of 2001. Interest expense in 2001 was primarily comprised of amortization of financing costs, letters of credit and revolver non-usage fees.

Principal payments required on the long-term obligations for 2004 and 2005, are approximately, $223 and $94, respectively.

As of December 31, 2002, the revolving credit facility had $10,517 of borrowing capacity. Management believes that the available balance on the amended credit facility and internally generated cash flows will be sufficient to finance the Company's seasonal working capital and capital expenditure needs in the coming year.

Assets which are leased subject to capital leases include computer and office equipment with a cost of $673 and accumulated depreciation of $171 at December 31, 2002.

NOTE 7. PREFERRED STOCK

Under the Company's Amended Articles of Incorporation, there are 1,000,000 authorized, unissued shares of Cumulative Preferred Stock, $1.00 par value. Subject to certain limitations, the Articles provide that the Board of Directors may fix the conditions of each series of Preferred Stock.

The Company entered into a Rights Agreement with its transfer agent in 1988, as amended in 1991, 1994 and 2002, and the Board of Directors declared a dividend of one Preferred Share Purchase Right for each outstanding share of the Company's Common Stock. Upon the occurrence of certain events, Preferred Share Purchase Rights entitle the holder to purchase at a price of $60.00, one one-hundredth of a share of Series C Cumulative Preferred Stock, subject to adjustment. The Rights become exercisable only if a person or group acquires 15% or more of the Company's Common Stock, or announces a tender offer for 15% or more of the Common Stock. Under certain circumstances all Rights holders, except the person or group holding 15% or more of the Company's Common Stock, will be entitled to purchase a number of shares of the Company's Common Stock having a market value of twice the Right's current exercise price. Alternately, if the Company is acquired in a merger or other business combination, after the Rights become exercisable, the Rights will entitle the holder to buy a number of the acquiring Company's common shares having a market value at that time of twice each Right's current exercise price.

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

NOTE 8. COMMON STOCK AND COMMON STOCK PLANS

Under the Company's Amended Articles of Incorporation, there are 60,000,000 authorized shares of Common Stock, $1.00 par value, 21,153,290 shares are issued and 14,637,809 are outstanding as of December 31, 2002.

At December 31, 2002, the Company has stock-based compensation plans which are described below. The Company applies the principles of APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan except for options issued below fair market value. The compensation cost that has been charged against income for options issued below fair market value and options issued to replace canceled options, was $119, $122, and $725, (after tax $106, $80, and $452) for the years ended December 31, 2002, 2001 and 2000, respectively. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net earnings
(loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                       2002         2001         2000
                                   ------------  -----------   ----------
    Net earnings (loss)
    As Reported                     $ (1,378)    $   (8,410)    $  34,986
    Pro Forma                         (2,031)        (9,297)       34,497
    Diluted net earnings (loss)
      per common share:
    As Reported                     $  (0.12)    $   (0.82)     $    3.39
    Pro Forma                          (0.17)        (0.90)          3.34

                                                          2002                     2001                     2000
                                                        WEIGHTED-                WEIGHTED-                WEIGHTED-
                                               2002      AVERAGE       2001       AVERAGE        2000      AVERAGE
                                             NUMBER OF  EXERCISE     NUMBER OF   EXERCISE      NUMBER OF  EXERCISE
                                              SHARES      PRICE       SHARES       PRICE        SHARES      PRICE
    1998 NON-QUALIFIED PLAN
    Outstanding at January 1                  477,450   $   8.74     353,825   $       10.13    350,950   $  12.33
    Granted at fair value                     385,250       7.05     161,250            6.37    142,500       6.79
    Granted below fair value                       --         --          --            --           --         --
         Forfeited                            (67,313)     10.41     (35,000)          12.00   (139,375)     12.28
         Exercised                            (16,249)      6.23      (2,625)           6.20       (250)      8.50
                                              -------   --------     -------   -------------    -------   --------
    Outstanding                               779,138   $   7.81     477,450   $        8.74    353,825   $  10.13
                                              =======   ========     =======   =============    =======   ========
    Exercisable                               222,520   $  10.16     170,549   $       11.49    101,288   $  13.37
                                              =======   ========     =======   =============    =======   ========
    Weighted-average fair value of options
    granted during the period;
    Issued at fair value on grant date                  $   4.03               $        3.34              $   3.10
    Issued below fair value on grant date                     --                        --                      --
    1998 QUALIFIED PLANS
    Outstanding at January 1                  460,843   $   6.08     314,558   $        5.92    294,875   $  15.22
    Granted at fair value                     203,000       6.89     190,495            5.72    237,160       4.23
    Granted below fair value                   22,960       1.00          --            --           --         --
         Forfeited                                 --         --          --            --     (204,500)     17.46
         Exercised                            (21,530)      1.29     (44,210)           3.35    (12,977)      4.51
                                              -------   --------     -------   -------------    -------   --------
    Outstanding                               665,273   $   6.31     460,843   $        6.08    314,558   $   5.92
                                              =======   ========     =======   =============    =======   ========
    Exercisable                               336,023   $   5.82     287,093   $        5.68    196,389   $   4.93
                                              =======   ========     =======   =============    =======   ========
    Weighted-average fair value of options
    granted during the period;
    Issued at fair value on grant date                  $     --               $        3.01              $   1.84
    Issued below fair value on grant date                   7.60                        --                     --
    1988 PLAN

    Outstanding at January 1                  440,753   $  13.36     825,477   $       12.42  1,055,888   $  12.67
    Granted at fair value                          --         --          --            --           --         --
    Granted below fair value                       --         --          --            --           --         --
         Forfeited                            (81,262)     14.15    (299,724)          14.30   (211,723)     14.04
         Exercised                                 --         --     (85,000)           1.00    (18,688)      8.34
                                              -------   --------     -------   -------------    -------   --------
    Outstanding                               359,491   $  13.18     440,753   $       13.36    825,477   $  12.42
                                              =======   ========     =======   =============    =======   ========
    Exercisable                               359,491   $  13.18     437,003   $       13.34    790,186   $  12.33
                                              =======   ========     =======   =============    =======   ========
    Weighted-average fair value of options
    granted during the period;
    Issued at fair value on grant date                  $     --               $        --                $     --
    Issued below fair value on grant date                     --                        --                      --
    1987 DIRECTOR STOCK OPTION PLAN
    Outstanding at January 1                  132,046   $  13.39     188,913   $       13.43    189,612   $  13.38
    Granted at fair value                          --         --          --            --           --         --
    Granted below fair value                       --         --          --            --           --         --
         Forfeited                                 --         --     (56,250)          13.67         --         --
         Exercised                            (10,273)      1.00        (617)           0.67       (699)      0.67
                                              -------   --------     -------   -------------    -------   --------
    Outstanding                               121,773   $  14.44     132,046   $       13.39    188,913   $  13.43
                                              =======   ========     =======   =============    =======   ========
    Exercisable                               121,773   $  14.44     132,046   $       13.39    188,913   $  13.43
                                              =======   ========     =======   =============    =======   ========
    Weighted-average fair value of options
    granted during the period;
     Issued below fair value on grant date                    --                        --                      --



                                                     OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                                     -------------------              -------------------
                                                             AVERAGE     WEIGHTED                  WEIGHTED
                                  RANGE OF     NUMBER       REMAINING    AVERAGE      NUMBER        AVERAGE
                                  EXERCISE   OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE    EXERCISE
                                    PRICE    AT 12/31/02      LIFE        PRICE     AT 12/31/02      PRICE
                                  ---------  -----------   -----------   ---------  -----------    ---------
     1998 Non-Qualified Plans       $4 to 6     5,000       6.1 years      $  5.55     2,000        $  5.44
                                     6 to 8   668,188       8.8 years         6.74   123,820           6.33
                                    8 to 10    12,000       7.0 years         8.77     4,250           8.69
                                   10 to 12     4,000       6.3 years        11.39     3,500          11.54
                                   12 to 14     2,000       6.6 years        14.00     1,500          14.00
                                   14 to 16    65,200       5.8 years        15.01    65,200          15.01
                                   16 to 18    19,750       5.4 years        17.21    19,250          17.23
                                   18 to 20     3,000       5.5 years        19.19     3,000          19.19
     1998 Qualified Plans           $0 to 2   109,273       7.7 years      $  1.00   109,273        $  1.00
                                     2 to 6    15,000       7.2 years         4.75    12,500           4.50
                                     6 to 8   467,000       7.7 years         6.47   147,750           6.10
                                    8 to 10    12,000       8.3 years         8.79    12,000           8.79
                                   10 to 14    46,000       6.2 years        13.66    38,500          13.62
                                   14 to 17    16,000       5.3 years        16.25    16,000          16.25
     1988 Plan                    $10 to 12   149,082       3.4 years      $ 11.16   149,082        $ 11.16
                                   12 to 14    63,400       3.8 years        13.62    63,400          13.62
                                   14 to 16   126,255       4.1 years        14.38   126,255          14.38
                                   16 to 19    20,754       0.9 years        19.00    20,754          19.00
     1987 Director Option Plan      $0 to 2     9,273       2.9 years      $  1.00     9,273        $  1.00
                                    2 to 14    50,625       4.3 years        13.00    50,625          13.00
                                   14 to 18    61,875       1.3 years        17.63    61,875          17.63

The Company has fixed option plans, which include the 1998 Qualified Plans, the 1998 Key Employee Non-Qualified Plan, the 1988 Stock Option Plan and Restricted Share Plan, and the 1987 Director Stock Option Plan. The 1998 Qualified Plans consist of the 1998 Director Stock Incentive Plan, the 1998 Key Employee Stock Plan, and the 1998 Restricted Share Plan.

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

The 1998 Director Stock Incentive Plan authorizes an automatic issuance of restricted shares to non-employee Directors, which vest at the next Annual Meeting of Shareholders. The 1987 Director Stock Option Plan authorized the automatic issuance of non-qualified stock options to non-employee Directors. Under both plans, Directors can elect to receive discounted stock options in lieu of all or part of the annual retainer fee. Such shares cannot include stock appreciation rights. Under the 1998 Director Stock Incentive Plan, options vest at the end of six months. Under the 1987 Director Stock Option Plan, options vest at the end of the third, fourth, and fifth years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively; expected volatility of 50.3% in 2002, 43.3% in 2001, 42.2% in 2000; risk-free interest rates from 3.00% to 6.80% for all plans and years; and expected lives from 3.93 to 8.83 years.

The 1989 Employee Stock Purchase Plan, as amended, authorizes the offering and sale to employees of up to 975,000 shares of the Company's common stock at a price approximately 90% of the closing price of the common stock on the offering date. Under the plan, the Company sold 9,516 and 5,167 shares, to employees in 2001 and 2000, respectively. At December 31, 2002, rights to purchase approximately 60,000 shares were outstanding under this plan at an exercise price of $6.30 per share and 498,360 additional shares were available for issuance.

Under SFAS No. 123, compensation cost is recognized for the fair value of the employee's purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 2002, 2001 and 2000, respectively: an expected life of one year for all years; a risk-free interest rate of 3.0% for 2002 grants, 6.1% for 2001 grants and 5.2% for 2000 grants, and expected volatility of 50.3% in 2002, 43.3% in 2001 and 42.2% in 2000. The
weighted-average fair value of those purchase rights granted in 2002, 2001 and 2000 was $1.13, $1.22 and $1.72, respectively.

NOTE 9. EARNINGS PER SHARE

                                                                                 INCOME          SHARES          PER SHARE
                                                                              (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                                                              -----------     -------------      ---------

         DECEMBER 31, 2002
         BASIC EPS
                  Net earnings available to common shareholders               $   (1,378)       11,833,213       $ (0.12)
         EFFECT OF DILUTIVE SECURITIES
                  Stock options                                                       --           145,535
                                                                              ----------        ----------
         DILUTED EPS
                  Net earnings available to common shareholders and assumed
                  conversions                                                 $   (1,378)       11,978,747       $ (0.12)
                                                                              ==========        ==========       =======
         DECEMBER 31, 2001
         BASIC EPS
                  Net earnings available to common shareholders               $   (8,410)       10,298,076       $ (0.82)
         EFFECT OF DILUTIVE SECURITIES
                  Stock options                                                       --                --
                                                                              ----------        ----------
         DILUTED EPS
                  Net earnings available to common shareholders and assumed
                  conversions                                                 $   (8,410)       10,298,076       $ (0.82)
                                                                              ==========        ==========       =======
         DECEMBER 31, 2000
         BASIC EPS
                  Net earnings available to common shareholders               $   34,986        10,187,048       $  3.43
         EFFECT OF DILUTIVE SECURITIES
                  Stock options                                                       --           133,314
                                                                              ----------        ----------
         DILUTED EPS
                  Net earnings available to common shareholders  and
                  assumed conversions                                         $   34,986        10,320,362       $  3.39
                                                                              ==========        ==========       =======

Options to purchase 814,509, 1,026,691 and 1,276,776 shares of common stock were outstanding in 2002, 2001, and 2000, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

NOTE 10. BENEFIT PLANS

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                                      2002       2001
                                                                                      ----       ----
                        One-Percentage-Point Increase
                        Effect on total service and interest cost components       $     16   $     17
                        Effect on postretirement benefit obligations                    243        261
                        One-Percentage-Point Decrease
                        Effect on total service and interest cost components       $    (15)  $    (16)
                        Effect on postretirement benefit obligations                   (222)      (238)

The Company maintains defined contribution retirement plans covering its eligible employees. The purpose of these defined contribution plans is generally to provide additional financial security during retirement by providing employees with an incentive to make regular savings. The Company's contributions to the plans are based on employee contributions and were $1,128, $871 and $544, for the years ended December 31, 2002, 2001 and 2000, respectively.

The following tables sets forth the plans' funded status and amounts recognized in the Company's Consolidated Statements of Operations of as December 31, 2002 and 2001:

                                                                    HEALTH CARE & LIFE
                                    PENSION PLANS                     INSURANCE PLANS              DEFERRED COMPENSATION PLAN
                                 2002             2001             2002              2001             2002             2001
                                 ----             ----             ----              ----             ----             ----
Change in benefit
obligations:

Benefit obligation at
beginning of year                 $81,302         $77,995            $4,077           $3,667            $6,546          $6,971
Service cost                        1,134           1,144                --                2                --              --
Interest cost                       6,358           5,885               276              286               443             544
Plan participant
contributions                          --               -                80               85                --              --
Amendments                            873            (315)             (538)              --                --              --
Actuarial loss                     14,280           2,521               510              655               264            (624)
Disbursements                      (5,341)         (5,928)             (610)            (618)             (443)           (345)
Curtailments                         (770)             --                --               --                --              --
Settlements                            --              --                --               --                --              --
                            ---------------    ------------    --------------     ------------    --------------    -----------
Benefit obligation at end          97,836          81,302             3,795            4,077             6,810           6,546
of period
                            ---------------    ------------    --------------     ------------    --------------    -----------

Change in plan assets:
Fair value of plan assets
at beginning of year               73,220          79,760                --               --                --              --
Actual return on plan
assets                             (7,230)         (4,837)               --               --                --              --
Employer contribution                 477           4,225               530              533               443             345
Plan participant
contribution                           --              --                80               85                --              --
Disbursements                      (5,341)         (5,928)             (610)            (618)             (443)           (345)
Settlements                            --              --                --               --                --              --
                            ---------------    ------------    --------------     ------------    --------------    -----------
Fair value of plan assets          61,126          73,220                --               --                --              --
at end of year
                            ---------------    ------------    --------------     ------------    --------------    -----------

Funded status                     (36,710)         (8,082)           (3,795)          (4,077)           (6,810)         (6,546)
Unrecognized net
actuarial loss                     46,298          20,846              (452)            (983)            2,215           2,035
Unrecognized prior
service cost                          802             519              (497)              --                --              --
Unrecognized initial net
asset                                (441)           (552)               --               --                --              --
                            ---------------    ------------    --------------     ------------    --------------    -----------
Net amount recognized               9,949          12,731            (4,744)          (5,060)           (4,595)         (4,511)
                            ---------------    ------------    --------------     ------------    --------------    -----------
Amounts recognized in the
balance sheets consist of:
Prepaid benefit cost                   --          15,267                --               --                --              --
Accrued benefit liability         (32,786)         (5,912)           (4,744)          (5,060)           (4,595)         (4,511)
Intangible asset                      853             352                N/A              N/A               N/A            N/A
Accumulated other
comprehensive income               41,882           3,024                N/A              N/A               N/A            N/A
                            ---------------    ------------    --------------     ------------    --------------    -----------
Net amount recognized             $ 9,949         $12,731          $ (4,744)        $ (5,060)         $ (4,595)      $  (4,511)
                            ---------------    ------------    --------------     ------------    --------------    -----------
Weighted-average
assumption:
Discount rate                        6.75%          7.625%             6.75%           7.625%             6.75%         7.625%
Expected return on plan
assets                           9.0/9.50%           9.50%               N/A              N/A               N/A            N/A
Rate of compensation
increase                      Age-Graded       Age-Graded                N/A              N/A               N/A            N/A


A discount rate of 7.625% and an excepted return on plan asset rate of 9.50% were used for the period January 1, 2002 through September 30, 2002. A discount rate of 7.250% and an excepted return on plan asset rate of 9.00% were used for the period October 1, 2002 through December 31, 2002.

                                                               PENSION BENEFITS                      OTHER BENEFITS
                                                             ----------------------              ----------------------
                                                             2002              2001              2002              2001
                                                             ----              ----              ----              ----
      Weighted-average assumptions used for
      December 31 disclosure calculations:
           Discount rate                                    6.750%            7.625%            6.750%            7.625%
           Rate of compensation increase                  Age-Graded        Age-Graded           N/A               N/A

For measurement purposes, an 8.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003, and assumed to decrease gradually to 5.50% for 2006 and thereafter.

The following table sets forth the plans' funded status and amounts recognized in the Company's Consolidated Statements of Operations as of December 31, 2002, 2001 and 2000:

                                                                       HEALTH CARE & LIFE         DEFERRED
                                                    PENSION PLANS       INSURANCE PLANS       COMPENSATION PLAN
                                                   2002      2001       2002       2001        2002       2001
                                                   ----      ----       ----       ----        ----       ----
      Components of net periodic benefit cost:
      Service cost                               $  1,134  $  1,144    $   --     $    2      $   --     $   --
      Interest cost                                 6,358     5,885       276        286         443        544
      Expected return on plan assets               (6,513)   (7,387)       --         --          --         --
      Amortization of prior service cost              207        80       (41)        --          --         --

      Amortization of initial net asset              (111)     (111)       --         --          --         --
      Recognized net actuarial loss (gain)          1,801       302       (21)      (171)         85         79
      Settlement loss (gain)                           --        --        --         --          --         --
      Curtailment gain                                384        --        --         --          --         --
                                                 --------  --------    ------     ------        ----     ------
       Net periodic benefit cost (income)        $  3,260  $    (87)   $  214     $  117        $528     $  623
                                                 ========  ========    ======     ======        ====     ======


The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $97,836, $93,891, and $61,126 respectively, as of December 31, 2002, and $6,961, $6,914, and $1,003 respectively, as of December 31, 2001.

NOTE 11. INCOME TAXES

The provisions for federal and state income taxes attributable to income from continuing operations consist of:

                                                                              2002        2001         2000
                                                                           ---------   ----------   ---------
                                  Current tax expense (benefit):
                                     Federal                               $     (69)  $   (4,950)  $     723
                                     State                                        16         (942)        560
                                     Foreign                                     489           71         181
                                                                           ---------   ----------   ---------
                                                                                 436       (5,821)      1,464
                                  Deferred tax expense
                                     Federal                                     (66)       1,430       4,965
                                     Foreign                                     203           --          --
                                                                           ---------   ----------   ---------
                                                                                 137        1,430       4,965
                                  Total tax expense (benefit)              $     573   $   (4,391)  $   6,429
                                                                           =========   ==========   =========

Certain foreign operations of the Company are subject to United States as well as foreign income tax regulations. Therefore, the preceding sources of income
(loss) before income taxes by location and the provision (benefit) for income taxes by taxing jurisdiction are not directly related. These earnings are considered to be indefinitely invested, and accordingly, no United States federal or state income taxes have been provided on these earnings. Determination of the amount of unrecognized deferred taxes on these earnings is not practical, however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability.

                                                                                      2002         2001         2000
                                                                                   ---------   -----------  ----------
          Earnings (loss) before income taxes from continuing operations           $   5,165   $   (12,801) $   17,095
                                                                                   ---------   -----------  ----------
          Tax provision (benefit) computed at statutory rate                           1,808        (4,480)      5,983
          Increase (reduction) in taxes due to:
             Impact of foreign losses for which a current tax
               benefit is not available                                                  272            71         181
             State income taxes (net of federal tax benefit)                              10          (612)        364
             Intangible amortization                                                      16             8           8
             Foreign sales corporation/ EIE benefit                                     (105)         (140)       (155)
             Life insurance                                                                1          (104)        (41)
             Non-deductible meals and entertainment                                      116           120         135
             Tax credits                                                                (271)          (71)       (120)
             Change in prior year income tax estimate                                      --          662          --
             Miscellaneous                                                              (127)          155          74
             Impact of foreign tax rates                                              (1,147)           --          --
                                                                                   ---------   -----------  ----------
             Actual tax provision  (benefit)                                       $     573   $    (4,391) $    6,429
                                                                                   =========   ===========  ==========

The components of the net deferred tax asset as of December 31, 2002 and 2001 were as follows:

                                                                                            2002         2001
                                                                                        ----------   ----------
                      DEFERRED TAX ASSETS:
                      Allowance for doubtful accounts                                   $      363   $    2,018
                      Inventory, principally due to additional cost
                           inventoried for tax purposes                                        333        1,270
                      Intangibles                                                             (501)          --
                      Property, plant, and equipment                                          (142)         405
                      Workers' compensation                                                  1,138        1,417
                      Product liability                                                        953        1,085
                      Deferred compensation                                                  2,713        2,791
                      Accrued vacation                                                         133           30
                      Incurred, but not reported                                               216          322
                      Pension liability                                                     11,938       (2,661)
                      Postretirement benefits other than pensions                            1,476        1,506
                      Environmental reserves                                                 1,063        2,436
                      Severance reserves                                                        28          110
                      Promotional allowances                                                 1,137        1,535
                      Legal reserve                                                          3,027           --
                      Net operating loss carry forward and tax credits                      15,355        3,450
                      Other liabilities and reserves                                         1,925           92
                                                                                        ----------   ----------
                           Gross deferred tax assets                                        41,155       15,806
                                                                                        ----------   ----------
                      Valuation allowance                                                   (6,444)          --
                                                                                        ----------   ----------
                           Total deferred tax assets                                        34,711       15,806
                                                                                        ----------   ----------
                      DEFERRED TAX LIABILITIES:
                      Other deferred liabilities                                                --           --
                                                                                        ----------   ----------
                           Total deferred tax liabilities                                       --           --
                                                                                        ----------   ----------
                               Net deferred tax asset                                   $   34,711   $   15,806
                                                                                        ==========   ==========

Net operating losses of $38,818 expire on varying dates between 2017 and 2022. Foreign operating losses of $1,907 expire in 2007. State net operating losses of $415 expire on varying dates between 2004 and 2022. Tax credits of $880 expire through varying dates between 2003 and 2017.

The valuation allowance for deferred tax assets as of December 31, 2002 and 2001 were $6,444 and $0, respectively. The valuation allowance changed for the period ended December 31, 2002 by $6,444 related to deferred tax assets acquired in the Gen-X acquisition. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $38,818 prior to the expiration of the net operating loss carry-forwards in 2022. Based upon the level of historical taxable income and projections for future taxable income over the periods, which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2002. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced. To the extent that the amount of the deferred tax asset realized differs from these estimates and the deferred tax asset was acquired in the Gen-X Sports acquisition, adjustments to the valuation allowance will be reflected as a change in goodwill.

The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have been audited or settled through the year 1996.

NOTE 12. CREDIT CONCENTRATION

Kmart is the Company's largest customer comprising 23% of consolidated net sales in 2002 down from 38% and 28% in 2001 and 2000, respectively. In January 2002, Kmart Corporation filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Wal-Mart, the Company's next largest customer made up 20%, 18% and 21% of consolidated net sales in 2002, 2001 and 2000, respectively. Kmart Corporation's receivable balance was 4.0% of total accounts receivable at December 31, 2002 down from 32.3% of total accounts receivable at December 31, 2001. Pre-bankruptcy receivables from Kmart were sold during the second quarter 2002 and cash recovered consistent with previously established reserves. Wal-Mart's receivable balance was 17.4% of total accounts receivable at December 31, 2002 down from 29.5% of total accounts receivable at December 31, 2001.

NOTE 13. SEGMENT DATA

Huffy classifies its business into two segments, sporting goods products and services to retailers. The sporting goods segment includes Huffy companies which market wheeled recreational products, basketballs and other balls, golf clubs and accessories, snowboards and accessories, hockey equipment and apparel, snow skis and accessories, in-line skates, skateboards, other action sports accessories and the excess/opportunity inventory products. The sporting goods segment also includes Huffy companies which manufacture and market basketball backboards. The services to retailers segment include; Huffy companies which assemble and repair bicycles, assemble grills, physical fitness equipment, and furniture, assemble and repair outdoor power equipment, and provide merchandising services to major retailers and for a number of well-known manufacturers and/or distributors serving the Home Center channel.

Segment performance is measured on operating profit or loss (before interest, corporate expenses and income taxes). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 of Notes to Consolidated Financial Statements. Intercompany profit or loss is eliminated where applicable.

The information presented below is as of or for the year ended December 31.

                                            NET SALES TO UNAFFILIATED CUSTOMERS                     OPERATING PROFIT
                                           2002             2001            2000           2002           2001           2000
                                         --------          --------       --------       -------        -------       -------
Sporting Goods                           $285,788          $252,109       $403,677       $19,521        $  (669)      $34,889
Services to Retailers                      87,108            79,029         84,504        (1,681)         3,000         2,599
                                         --------          --------       --------       -------        -------       -------
Total segment data                       $372,896          $331,138       $488,181        17,840          2,331        37,488
                                         ========          ========       ========
Corporate expenses, net                                                                  (10,987)       (14,004)      (11,965)
Net interest expense                                                                      (1,688)        (1,128)       (8,428)
                                                                                         -------        -------       -------
Income (loss) from continuing
operations before income taxes                                                            $5,165       $(12,801)      $17,095
                                                                                         =======       ========       =======


                                  IDENTIFIABLE ASSETS            DEPRECIATION AND AMORTIZATION          CAPITAL EXPENDITURES
                             2002        2001         2000         2002       2001       2000        2002       2001       2000
                          ----------- ------------ ------------ ----------- ---------- ---------- ----------- ---------- ----------
Sporting Goods              $223,437     $ 84,800    $ 149,955     $ 2,877    $ 3,953    $ 4,641     $ 1,760     $1,741     $2,169
Services to Retailers         27,244       10,895       13,999         797        547        853       1,175        314        286
                          ----------- ------------ ------------ ----------- ---------- ---------- ----------- ---------- ----------
Total segment data           250,681       95,695      163,954       3,674      4,500      5,494       2,935      2,055      2,455
Corporate                     31,520       49,790       16,539         146        176        212         209        498         55
                          ----------- ------------ ------------ ----------- ---------- ---------- ----------- ---------- ----------
Total                       $282,201    $ 145,485     $180,493     $ 3,820    $ 4,676    $ 5,706     $ 3,144     $2,553     $2,510
                          =========== ============ ============ =========== ========== ========== =========== ========== ==========


                                                2002         2001         2000
                                              --------     --------     --------
NET SALES BY LOCATION
     North America ......................     $343,486     $331,138     $488,181
     Europe .............................       29,410          N/A          N/A
                                              --------     --------     --------
         Total Net Sales ................     $372,896     $331,138     $488,181

ASSETS
     North America ......................     $231,656     $145,485     $180,493
     Europe .............................       50,545          N/A          N/A
                                              --------     --------     --------
         Total Assets ...................     $282,201     $145,485     $180,493

LONG-LIVED ASSETS
     North America ......................     $ 67,105     $ 39,724     $ 32,445
     Europe .............................       48,518          N/A          N/A
                                              --------     --------     --------
         Total Long-lived Assets ........     $115,623     $ 39,724     $ 32,445


NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company leases certain manufacturing and warehouse facilities, office space, machinery, and vehicles under cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by the Company. Rent expense under such arrangements totaled approximately $3,490, $3,488, and $4,205, years ended December 31, 2002, 2001, and 2000, respectively.

Future minimum rental commitments under non-cancelable operating leases at December 31, 2002 are as follows:

                              YEARS ENDED
                              -----------
                                  2003     $    4,899
                                  2004          4,203
                                  2005          3,429
                                  2006          3,210
                                  2007          2,228
                            Thereafter            993
                                           ----------
                         Total minimum     $   18,962
                                           ==========

The Company sold the assets of the Gerry Baby Products Company on April 27, 1997. Until July of 2002 when it expired, the Company maintained an occurrence based insurance policy covering product liability expense associated with products manufactured while it owned Gerry Baby Products. When this policy expired, the Company purchased new insurance which provides claims-made coverage on each claim that exceeds $5.0 million in value.

LITIGATION

The Company along with numerous California water companies and other potentially responsible parties ("PRPs") for the Baldwin Park Operable Unit of the San Gabriel Valley Superfund have been named in fourteen civil lawsuits which allege claims related to the contaminated groundwater in the Azusa, California area (collectively, the "San Gabriel Cases").

The San Gabriel Cases had been stayed for a variety of reasons, including a number of demurrers and writs taken in the Appellate Division, relating primarily to the California Public Utilities Commission ("PUC") investigation described below. The resulting Appellate Division decisions were reviewed by the California Supreme Court, which ruled in February 2002. The cases have been reactivated as a result of the California Supreme Court's decision, with the trial level Coordination Judge holding a number of Status Conferences on all of the cases, at which conferences issues pertaining to the three master complaints (two of which include the Company as a defendant), preliminary demurrers to such master complaints, case management orders and initial written discovery were discussed. As noted by the matters being discussed with the Court, the toxic tort cases are in their initial stages. Thus, it is impossible to currently predict the outcome of any of the actions.

The Company, along with the other PRPs for the Baldwin Park Operable Unit of the San Gabriel Valley Superfund Site (the "BPOU"), was also named in four civil lawsuits filed by water purveyors. The water purveyor lawsuits alleged CERCLA, property damage, nuisance, trespass and other claims related to the contaminated groundwater in the BPOU (collectively, the "Water Entity Cases"). The Company was named as a direct defendant by the water purveyor in two of these cases, and was added as a third party defendant in the two others by Aerojet General Corporation, which, in those cases, was the only PRP sued by the water purveyors. Each of the Water Entity Cases have been settled through the entry of the Project Agreement.

According to the terms of the Project Agreement, the Water Entity Cases have been dismissed without prejudice. The Third Party complaints filed by Aerojet in connection with the Water Entity Cases are expected to be dismissed without prejudice subject to Aerojet filing a new suit in the event a final allocation agreement cannot be worked out.

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

As previously reported, Huffy Corporation divested its Washington Inventory Service subsidiary in November 2000. Subsequently, in late 2001 and mid 2002, two class action suits were filed in California seeking damages for alleged violations of labor practices. As a previous owner, Huffy was potentially obligated to indemnify the subsidiary purchaser for some portion of any liability it or such subsidiary had in the first case and had potential liability in the latter case, both limited to the periods it owned the subsidiary. After protracted negotiations and on advice of counsel, a settlement was negotiated and preliminarily approved on January 28, 2003 by the Superior Court of California, County of Los Angeles. A one-time charge to discontinued operations of $7,914 million or $0.43 per common share was taken in the fourth quarter of 2002 to fully resolve this matter.

Huffy Sports Company is party to a collective bargaining agreement that expires on June 15, 2003. Of the Company's total workforce 4% of the employees are subject to this agreement.

NOTE 15. ENVIRONMENTAL EXPENDITURES

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

The Company has recorded environmental accruals that, based upon the information available, are adequate to satisfy known remediation requirements. The total accrual for estimated environmental remediation costs related to the Superfund site and other potential environmental liabilities was $4,569 ($6,119 before discounting at 6.75%) at December 31, 2002. Of that amount, the Company has a deposit of $3,192 that is held in escrow under the terms of the settlement agreement. Amounts in escrow will be used to fund future costs and will serve as a long-term performance assurance pending the completion of remediation. Management expects that the expenditures relating to costs currently accrued will be made over a period of fourteen years. Expenditures for the 2003 through 2007 are expected to be $879, $972, $332, $329, and $239, respectively.

Based upon information presently available, such future costs are not expected to have a material adverse effect on the Company's financial condition, liquidity, or its ongoing results of operations. However, such costs could be material to results of operations in a future period.

                                                                                 2002        2001        2000
                                                                              ---------   ---------   ---------
                   Total expenditures                                         $   4,212   $   2,471   $   1,031
                   Expenditures charged to environmental accrual                  2,587       1,092         450
                   Environmental accrual                                          4,569       6,959       8,050
                   Escrow Account                                             $   3,192          --          --


The environment escrow accounts are classified as current prepaid assets on the consolidated balance sheet if the funds are expected to be expended within the next 12 months and as long-term other assets for those funds, which are expected to be expended beyond 12 months. The current escrow balance at December 31, 2002 was $879 and the long-term escrow balance at December 31, 2002 was $2,313. The environmental accrual is similarly classified on the consolidated balance sheet with $879 shown in accrued liabilities and $3,690 shown in other long-term liabilities as of December 31, 2002.

NOTE 16. ACCOUNTING PRONOUNCEMENTS ISSUED NOT IMPLEMENTED

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), which will be effective for the Company beginning January 1, 2003. SFAS No. 145 rescinds SFAS Nos. 4, 44, 64 and amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which will be effective for the Company beginning January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred unless the liability is for one-time termination benefits incurred over time. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Costs Associated with a Restructuring)".

The Company has assessed the impact of SFAS Nos. 143, 145, and 146, and estimates that the impact of these standards will not be material to the Company's financial condition, results of operations or liquidity.

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company is reviewing the provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002, but does not expect it to have a material impact on the Company's financial statements. The disclosure requirements of the Interpretation, which are effective for the Company's year ended December 31, 2002, are included in footnotes 2 and 5 to the consolidated financial statements, which discuss contingent consideration relative to the Company's acquisition of Gen-X, as well as the Company's disclosures relative to its product warranty liability.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement
No. 123" ("SFAS No. 148"). SFAS No. 148 amended SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effect on reported results. The disclosure provisions of SFAS No. 148 are included in the accompanying Notes to Consolidated Financial Statements. The Company applies the principles of APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. See Note 8 to the consolidated financial statements.

In January 2003, the Financial Accounting Board issued FASB Interpretation
No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and is fiscal 2004 for all other variable interest entities. The Company is reviewing the provisions of the Interpretation and complies with the disclosure requirements, but does not expect the Interpretation to have a material impact on the Company's financial statements.

NOTE 17. DISCONTINUED OPERATIONS

On November 3, 2000, the Company sold the stock of its Washington Inventory Service (WIS) subsidiary to WIS Acquisition Corp., a subsidiary of WIS Holdings Corp., for $84,750 subject to certain post-closing adjustments. Earnings from discontinued operations in 2000 were $7,976 ($4,537 after tax). The gain on disposal of discontinued operations was $36,863 ($20,781 after tax). The results for Washington Inventory Service have been classified as discontinued operations in the Consolidated Statements of Operations and Cash Flows for the year ended December 31, 2000.

During the year ended December 31, 2002, the Company recognized expenses of $9,185 ($5,970 after tax), including the pending Miranda case settlement, associated legal expenses and other contractually indemnified liabilities related to WIS. These expenses are included in the Consolidated Statements of Operations and Cash Flows as Loss from Discontinued Operations for the year ended December 31, 2002.

NOTE 18. EXTRAORDINARY ITEM

Net extraordinary charges of $1,573 ($998 after taxes) were recorded in 2000 from the early extinguishment of debt. Unamortized financing costs of $2,189 were offset by interest forgiven on the subordinated note of $404 and early repayment debt forgiveness of $212 on an economic development grant.

NOTE 19. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 2002, 2001 and 2000 as follows:

                                                       1ST QUARTER    2ND QUARTER     3RD QUARTER     4TH QUARTER     TOTAL [1]
                                                       -----------    -----------    -------------   -------------   ----------
            2002
            Net sales                                   $   70,385    $     93,413   $      83,028   $     126,070   $  372,896
            Gross profit                                    12,001          17,031          15,955          21,360       66,347
                                                        ----------    ------------   -------------   -------------   ----------
            Earnings from continuing operations                624           1,275           1,669           1,024        4,592
            Discontinued operations                             --              --            (723)         (5,247)      (5,970)
                                                        ----------    ------------   -------------   -------------   ----------
               Net earnings                                    624           1,275             946          (4,223)      (1,378)
            EARNINGS PER COMMON SHARE:
              Basic
                Earnings from continuing
                  operations                            $     0.06    $       0.12   $        0.14   $        0.07   $     0.39
                Discontinued operations                         --             --            (0.06)          (0.36)       (0.51)
                                                        ----------    ------------   -------------   -------------   ----------
                Net earnings per common share           $     0.06    $       0.12            0.08   $       (0.29)  $    (0.12)
              Diluted
                Earnings from continuing
                  operations                            $     0.06    $       0.12   $        0.14   $        0.07   $     0.38
                Discontinued operations                         --              --           (0.06)          (0.36)       (0.50)
                                                        ----------    ------------   -------------   -------------   ----------
                Net earnings per common share           $     0.06    $       0.12   $        0.08   $       (0.29)  $    (0.12)

            2001
            Net sales                                   $   81,243    $     86,864   $      77,945   $      85,086   $  331,138
            Gross profit                                    11,635          12,077           7,677           8,561       39,950
                                                        ----------    ------------   -------------   -------------   ----------
               Net earnings (loss)                             994             768          (2,801)         (7,371)      (8,410)
            EARNINGS PER COMMON SHARE
              Basic
                Net earnings (loss)                     $     0.10    $       0.07   $       (0.27)  $       (0.71)  $    (0.82)
              Diluted
                Net earnings (loss)                     $     0.10    $       0.07   $       (0.27)  $       (0.71)  $    (0.82)

            2000
            Net sales                                   $  100,068    $    122,029   $     123,875   $     142,209   $  488,181
            Gross profit                                    14,762          17,064          21,841          27,675       81,342
                                                        ----------    ------------   -------------   -------------   ----------
            Earnings (loss) from continuing
              operations                                    (1,121)            636           4,869           6,282       10,666
            Discontinued operations                            829           3,875             160          20,454       25,318
            Extraordinary gain (loss)                         (848)             --             213            (363)        (998)
                                                        ----------    ------------   -------------   -------------   ----------
               Net earnings (loss)                          (1,140)          4,511           5,242          26,373       34,986
            EARNINGS PER COMMON SHARE
              Basic
                Earnings (loss) from continuing
                  operations                            $    (0.11)   $       0.06    $       0.48   $        0.62   $     1.05
                Discontinued operations                       0.08            0.38            0.01            2.01         2.48
                Extraordinary gain (loss)                    (0.08)            --             0.02           (0.04)       (0.10)
                                                        ----------    ------------    ------------   -------------   ----------
                 Net earnings (loss)                    $    (0.11)   $       0.44    $       0.51   $        2.59   $     3.43
              Diluted
                Earnings (loss) from continuing
                  operations                            $    (0.11)   $       0.06    $       0.47   $        0.61   $     1.03
                Discontinued operations                       0.08            0.38            0.01            1.97         2.45
                Extraordinary gain (loss)                    (0.08)             --            0.02           (0.04)       (0.09)
                                                        ----------    ------------    ------------   -------------   ----------
                 Net earnings (loss)                    $    (0.11)   $       0.44    $       0.50   $        2.54   $     3.39

[1] Quarterly per share amounts are computed independently for each quarter and the full year based upon the respective weighted average number of common shares outstanding and may not equal the total for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

The name, age and background information for each of the Company's Directors is set forth in the section entitled ELECTION OF DIRECTORS and the table therein contained in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers are elected annually to their respective positions, effective at the April meeting of the Board of Directors. The Executive Officers of the Company at January 2, 2003, were as follows:

NAME                                     AGE                          POSITION                          OFFICER SINCE
----                                     ---                          --------                          -------------

Don R. Graber                             59                 Chairman of the Board,                      July 1996
                                                             President and Chief
                                                             Executive Officer

Timothy G. Howard                         56                 Vice President -- Controller                September 1978

Robert W. Lafferty                        58                 Vice President -- Finance,                  January 2000
                                                             Chief Financial Officer
                                                             and Treasurer

Nancy A. Michaud                          56                 Vice President -- General                   February 1993
                                                             Counsel and Secretary

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

ITEM 11. EXECUTIVE COMPENSATION

Information on executive compensation is set forth in the section entitled EXECUTIVE COMPENSATION and the tables therein, contained in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders, and is hereby incorporated herein by reference. Notwithstanding anything to the contrary set forth herein or in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Form 10-K, the section entitled REPORT OF COMPENSATION COMMITTEE and the Performance Graph which is set forth in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders are not deemed to be incorporated by reference in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of shares of Common Stock of the Company beneficially owned by each Director and by all Directors and Officers as a group as of January 2, 2003, set forth in the section entitled SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, and the table therein, is contained in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on certain transactions with management set forth in the section entitled CERTAIN RELATIONSHIPS AND OTHER RELATED TRANSACTIONS is contained in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

     (1)  Financial statements

          The following financial statements are filed as part of this report. See index on page 2 of this report.

          Report of Independent Auditors

          Consolidated Balance Sheets as of December 31, 2002 and 2001

          Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000

          Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001, and 2000

          Notes to Consolidated Financial Statements

     (2) The Accountants' Report on Consolidated Financial Statements and the following Financial Statement Schedule of the Company is included as part of this Report at Item 8 hereof:

          Schedule II. Valuation and Qualifying Accounts -- years ended December 31, 2002, 2001, and 2000

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     (3) The exhibits shown in "Index to Exhibits" are filed as a part of this Report.

(b)  REPORTS ON FORM 8-K

          During the fiscal quarter ended December 31, 2002, the Company filed five reports on Form 8-K dated October 4, 2002, October 29, 2002, November 8, 2002, November 13, 2002 and November 20, 2002 and an amendment to Form 8-K filed on December 2, 2002. These reports on Form 8-K discussed the Company's litigation involving Washington Inventory Service, Inc. and the Company's acquisition of Gen-X Sports Inc. (which reports included financial statements of the Company).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         HUFFY CORPORATION
         By      /s/  Don R. Graber                                            Date: February 12, 2003
                 -------------------------------------
                 Don R. Graber
                 Chairman of the Board, President
                 and Chief Executive Officer
                 (Principal Executive Officer
                 and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 /s/  Timothy G. Howard                                        Date: February 12, 2003
                 -------------------------------------
                 Timothy G. Howard
                 Vice President - Controller
                 (Principal Accounting Officer)

                 /s/  Robert W. Lafferty                                       Date: February 12, 2003
                 -------------------------------------
                 Robert W. Lafferty
                 Vice President - Finance, Chief
                 Financial Officer and Treasurer
                 (Principal Financial Officer)

                 /s/  W. Anthony Huffman                                       Date: February 12, 2003
                 -------------------------------------
                 W. Anthony Huffman, Director

                 /s/  Linda B. Keene                                           Date: February 12, 2003
                 -------------------------------------
                 Linda B. Keene, Director

                 /s/  Donald K. Miller                                         Date: February 12, 2003
                 -------------------------------------
                 Donald K. Miller, Director

                 /s/  James F. Robeson                                         Date: February 12, 2003
                 -------------------------------------
                 James F. Robeson, Director

                 /s/  Thomas C. Sullivan                                       Date: February 12, 2003
                 -------------------------------------
                 Thomas C. Sullivan, Director

                 /s/  Joseph P. Viviano                                        Date: February 12, 2003
                 -------------------------------------
                 Joseph P. Viviano, Director

                 /s/  Gerald B. Wasserman                                      Date: February 12, 2003
                 -------------------------------------
                 Gerald B. Wasserman, Director

                                 CERTIFICATIONS

I, Don R. Graber, certify that:

1. I have reviewed this annual report on Form 10-K of Huffy Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



February 20, 2003                        /s/ Don R. Graber
---------------------------              --------------------------------------
Date                                      Don R. Graber
                                          Chief Executive Officer,
                                          Huffy Corporation

                                 CERTIFICATIONS

I, Robert W. Lafferty, certify that:

1. I have reviewed this annual report on Form 10-K of Huffy Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


February 20, 2003                        /s/ Robert W. Lafferty
---------------------------              --------------------------------------
Date                                      Robert W. Lafferty
                                          Chief Financial Officer,
                                          Huffy Corporation

                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Shareholders,
Huffy Corporation:

Under date of January 31, 2003, we reported on the consolidated balance sheets of Huffy Corporation and subsidiaries (Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002, which are included in the Company's 2002 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Part IV, item 15(a)(2) of Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP
Cincinnati, OH
January 31, 2003

                          INDEPENDENT AUDITORS' CONSENT



The Board of Directors and Shareholders,
Huffy Corporation:

We consent to the incorporation by reference in the Registration Statements, and the Prospectuses constituting part thereof, of (i) the Form S-8 Registration Statement (No. 333-62903) pertaining to the Master Deferred Compensation Plan;
(ii) the Form S-8 Registration Statement (No. 333-52095) pertaining to the 1998 Director Stock Option Plan, as amended, the 1998 Key Employee Stock Plan, as amended, and the 1998 Restricted Share Plan, as amended; (iii) the Form S-8 Registration Statement (No. 333-52077) pertaining to the 1998 Key Employee Non-Qualified Stock Plan; (iv) the Form S-8 Registration Statement (No. 33-25487) pertaining to the 1988 Stock Option Plan and Restricted Share Plan;
(v) the Form S-8 Registration Statement (No. 33-25143) pertaining to the 1987 Director Stock Option Plan; (vi) the Form S-8 Registration Statement (Nos. 33-28811 and 33-42724) pertaining to the 1989 Employee Stock Purchase Plan (vii) the Form S-8 Registration Statement (No. 33-44571) pertaining to five company savings plans and (viii) the Form S-4 Registration Statement, as amended, (No. 333-92030) dated July 29, 2002 pertaining to the acquisition of Gen-X Sports Inc. of our report dated January 31, 2003, relating to the consolidated balance sheets of Huffy Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002, which report appears in the Company's 2002 Annual Report on Form 10-K.



/s/ KPMG LLP
KPMG LLP


Cincinnati, Ohio
January 31, 2003

                                HUFFY CORPORATION
                  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                          (DOLLAR AMOUNTS IN THOUSANDS)


                                            BALANCE AT      ADDITIONS      ADDITIONS CHARGED
                                           BEGINNING OF        FROM          TO COSTS AND                        BALANCE AT
                                             PERIOD)       ACQUISITIONS        EXPENSES          DEDUCTIONS     END OF PERIOD
  Reserves deducted from assets to
  which they apply:
  Allowance for doubtful accounts:
      Year ended December 31, 2002                $5,766             131           720             (5,403)         $1,214
      Year ended December 31, 2001                $1,372             --          4,819               (425)         $5,766
      Year ended December 31, 2000                $1,784             --            597             (1,009)         $1,372

  Inventory obsolescence:
      Year ended December 31, 2002                $1,053           1,568         1,105             (3,013)         $  713
      Year ended December 31, 2001                $  365             --          3,327             (2,639)         $1,053
      Year ended December 31, 2000                $1,620             --             38             (1,293)         $  365


Note: Represents accounts written off, less recoveries for allowance for doubtful accounts. Represents inventory written off, less scrap value for inventory obsolescence.

                                INDEX TO EXHIBITS

EXHIBIT                                                                                                          FORM 10-K
  NO.                                                                                                             EXHIBITS
-------                                                                                                          ---------
3.a       Amended Articles of Incorporation, dated June 16, 1995, incorporated                                         *
          by reference to Exhibit (3)(i) to Form 10-Q for the quarter ended June
          30, 1995

3.b       Amendment to Articles of Incorporation, dated October 17, 2002                                             ***

3.c       Amended and Restated Code of Regulations, as amended, dated April                                            *
          27, 2000, incorporated by reference to Exhibit (3) to Form 10-Q for the fiscal quarter ended April 1, 2000

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

4.e       Amendment No. 1 to Rights Agreement between Huffy Corporation                                                *
          and LaSalle Bank National Association, dated as of June 5, 2002, incorporated by reference to Exhibit 3 to form 8-A/A dated July 1, 2002

4.f       Second Amended and Restated Loan and Security Agreement                                                      *
          dated September 19, 2002, by and among Huffy Corporation
          and its subsidiaries, Gen-X Sports Inc. and its subsidiaries,
          Congress Financial Corporation (Central), and the Lenders
          (as defined in the Agreement),incorporated by reference to
           Exhibit 2.1(e) to Form 8-K filed October 4, 2002

4.g       Amendment No. 1 to the Second Amended and Restated Loan                                                    ***
          Agreement, dated November 20, 2002 by and among Huffy
          Corporation and its subsidiaries, Gen-X Sports Inc. and its subsidiaries, Gen-X Sports, Inc. and its subsidiaries and
          Congress Financial Corporation (Central)


  * Indicates that exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2002.

EXHIBIT                                                                                                          FORM 10-K
  NO.                                                                                                             EXHIBITS
-------                                                                                                          ---------

4.h       Amendment No. 2 to the Second Amended and Restated Loan                                                    ***
          Agreement, dated as of December 31, 2002, by and among Huffy
          Corporation and its subsidiaries, Gen-X Sports Inc. and its subsidiaries, Gen-X Sports, Inc. and its subsidiaries and Congress
          Financial Corporation (Central)

4.i       Amendment No. 3 to the Second Amended and Restated Loan                                                    ***
          and Security Agreement, dated January 31, 2003 by and
          among Huffy Corporation and its subsidiaries, Gen-X Sports
          Inc. and its subsidiaries, Gen-X Sports, Inc. and its subsidiaries and Congress Financial Corporation (Central)

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

10.f      Master Deferred Compensation Plan, incorporated by reference                                                 *
          to Exhibit 4 to Form S-8, dated August 28, 1998

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

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2002.

EXHIBIT                                                                                                          FORM 10-K
  NO.                                                                                                             EXHIBITS
-------                                                                                                          ---------

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

10.k      Annual Performance Incentive Plan of Huffy Corporation for the                                            ***
          fiscal year ended December 31, 2002

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

10.q      Fourth Amendment to Huffy Corporation Supplemental/Excess Benefit                                           *
          Plan, dated as of May 26, 1995, incorporated by reference to Exhibit
          10.s to Form 10-K for the fiscal year ended December 31, 1997

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

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2002.

EXHIBIT                                                                                                          FORM 10-K
  NO.                                                                                                             EXHIBITS
-------                                                                                                          ---------

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

10.y      Twelfth Amendment to Huffy Corporation Supplemental/Excess Benefit                                           *
          Plan, effective as of January 1, 2001, incorporated by Reference to
          Exhibit 10.y to Form 10-K for the fiscal year ended December 31, 2001

10.z      Thirteenth Amendment to the Huffy Corporation Supplemental/                                                ***
          Excess Benefit Plan, effective as of May 10, 2002

10.aa     Huffy Corporation 1998 Restricted Share Plan, effective April 17,                                            *
          1998, incorporated by reference to Exhibit 3 to the Company's Proxy
          Statement dated March 5, 1998 for the Annual
          Meeting of Shareholders held April 17, 1998

10.bb     Amendment No. 1 to Huffy Corporation 1998 Restricted Share                                                   *
          Plan, effective as of April 27, 2001, incorporated by reference to Exhibit 10.aa to Form 10-K for the fiscal year ended
          December 31, 2001

10.cc     Form of Restricted Share Agreements between Huffy Corporation and                                            *
          its Officers, incorporated by reference to Exhibit 10.w to Form 10-K for the fiscal year ended December 31, 1997

10.dd     Huffy Corporation Master Benefit Trust Agreement as Restated, dated                                          *
          June 9, 1995, incorporated by reference to Exhibit 10.aa for Form 10-K for the fiscal year ended December 31, 1995


* Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2002.

EXHIBIT                                                                                                          FORM 10-K
  NO.                                                                                                             EXHIBITS
-------                                                                                                          ---------

10.ee     First Amendment to Huffy Corporation Master Benefit Trust Agreement                                          *
          as Restated, effective as of July 25, 1996, incorporated by reference to Exhibit 10.bb to Form 10-K for the fiscal year ended December 31,
          1996

10.ff     Amendment No. 2 to Huffy Corporation Master Benefit Trust                                                    *
          Agreement, dated January 2, 1998, incorporated by reference to Exhibit 10.z to Form 10-K for the fiscal year ended
          December 31, 1998

10.gg     Third Amendment to Huffy Corporation Master Benefit Trust Agreement,                                         *
          as Restated, effective August 20, 1998, incorporated by reference to
          Exhibit 10.aa to Form 10-K for the fiscal year ended December 31, 1998

10.hh     Huffy Corporation 1987 Director Stock Option Plan, incorporated by                                           *
          reference to Exhibit 19(a) to Form 10-Q for the fiscal quarter ended
          June 30, 1988

10.ii     First Amendment to Huffy Corporation 1987 Director Stock Option                                              *
          Plan, effective as of April 30, 1991, incorporated by reference to
          Exhibit (10)(nn) to Form 10-K for the fiscal year ended December 31,
          1991

10.jj     Second Amendment to Huffy Corporation 1987 Director Stock Option                                             *
          Plan, effective as of December 15, 1991, incorporated by reference to
          Exhibit (10)(oo) to Form 10-K for the fiscal year ended December 31,
          1991

10.kk     Third Amendment to Huffy Corporation 1987 Director Stock Option                                              *
          Plan, effective as of February 15, 1996, incorporated by reference to
          Exhibit 10.ff to Form 10-K for the fiscal year ended December 31, 1996

10.ll     Huffy Corporation 1998 Director Stock Incentive Plan, effective                                              *
          April 17, 1998, incorporated by reference to Exhibit 1 to the
          Company's Proxy Statement dated March 6, 2002 for the Annual
          Meeting of Shareholders held April 25, 2002

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

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2002.

EXHIBIT                                                                                                          FORM 10-K
  NO.                                                                                                             EXHIBITS
-------                                                                                                          ---------

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

10.rr     Amendment No. 3 to Huffy Corporation 1998 Key Employee Stock Plan,                                           *
          effective April 29, 2001, incorporated by reference to Exhibit 10.rr to
          Form 10-K for the fiscal year ended December 31, 2001

10.ss     Form of Subscription Agreement between Huffy Corporation and Don R.                                          *
          Graber, incorporated by reference to Exhibit 10.ee to Form 10-K for the fiscal year ended December 31, 1997

10.tt     1998 and 1999 Subscription Agreements between Huffy Corporation and                                          *
          Don R. Graber, incorporated by reference to Exhibits (10)(b) and
          (10)(c) to Form 10-Q for the fiscal quarter ended July 1, 2000

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

10.xx     Agreement and Plan for Merger, dated June 5, 2002 and amended                                                *
          as of July 1, 2002 and July 25, 2002, by and among Huffy
          Corporation, HSGC, Inc. and Gen-X Sports, Inc., incorporated by reference to Exhibit 2.a to the Company's Registration
          Statement on Form-S-4 filed on July 5, 2002 and amended on
          July 29, 2002



* Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2002.

EXHIBIT                                                                                                          FORM 10-K
  NO.                                                                                                             EXHIBITS
-------                                                                                                          ---------

10.yy     Share Purchase Agreement, dated June 5, 2002, by and among                                                   *
          Huffy Corporation, HSGC Canada Inc., Gen-X Sports , Inc.,
          K & J Financial, Inc., DLS Financial, Inc., Kenneth Finkelstein
          Family Trust, James Salter Family Trust, James Salter, Kenneth
          Finkelstein and the Sellers (as defined in the Agreement), incorporated by reference to Exhibit 2.b to the Company's
          registration Statement on Form S-4 filed on July 5, 2002 and amended on July 29, 2002

10.zz     Amendment No. 1 to the Share Purchase Agreement, dated                                                       *
          July 25, 2002 by and among Huffy Corporation HSGC Canada, Inc.
          and Kenneth Finkelstein as Representative for and in the name of and on behalf of Sellers (as defined in the Agreement), incorporated by reference to Exhibit 2.c to the Company's Registration Statement
          on Form S-4, as amended, filed on July 29, 2002.

10.aaa    1998 Key Employee Non-Qualified Stock Plan, approved June 12, 1997                                           *
          and First Amendment, dated October 22, 1998, Second Amendment, dated  December 13, 1998, and Third Amendment, dated
          December 9, 1999, incorporated by reference to Exhibit (10) (a) to
          Form 10-Q for the fiscal quarter ended June 29, 2002

10.bbb    Fourth Amendment to Huffy Corporation 1998 Key Employee                                                      *
          Non-Qualified Stock Plan dated as of July 19, 2002, incorporated by reference to Exhibit (10) to Form 10-Q for the fiscal quarter ended
          September 30, 2002

10.ccc    Fourth Amendment to Huffy Corporation 1998 Key Employee Stock                                               ***
          Plan, effective January 1, 2003


* Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2002.


EXHIBIT                                                                                                         FORM 10-K
  NO.                                                                                                           EXHIBITS
-------                                                                                                         ---------

                                  OTHER FILINGS



21.      List of all direct and indirect Subsidiaries of the registrant:

                                                                       JURISDICTION IN
                 NAME OF SUBSIDIARY                                   WHICH INCORPORATED
                 ------------------                                   ------------------

         American Sports Design Company                               Ohio
         Creative Retail Services, Inc.                               Georgia
         Creative Retail Services (Canada) Inc.                       New Brunswick
         First Team Sports, Inc.                                      Minnesota
         Gen-X Sports Canada Inc.                                     New Brunswick
         Gen-X Sports Inc.                                            Delaware
         Gen-X Sports Ltd.                                            Washington
         Gen-X Sports Outlet Inc.                                     New Brunswick
         Gen-X Sports SARL                                            Switzerland
         HCAC, Inc.                                                   Ohio
         Hespeler Hockey Holding, Inc.                                Minnesota
         Hufco-Delaware Company                                       Delaware
         Huffy International Finance, N.V.                            Netherland Antilles
         Huffy Risk Management, Inc.                                  Ohio
         Huffy Service First, Inc.                                    Ohio
         Huffy Sports, Inc.                                           Wisconsin
         Lamar Snowboard, Inc.                                        Missouri
         Lehigh Avenue Property Holdings, Inc.                        Illinois
         McCalla Company                                              Georgia
         Tommy Armour Golf Company                                    Washington

99.      Statement Pursuant to Section 1350(a) of title 18, United States Code                                      ***

99.a     Cautionary Statement for Purposes of the "Safe Harbor"                                                     ***
         Provisions of the Private Securities Litigation Reform Act
         of 1995



* Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2002.