Form 10-Q
period 2003-03-29
HUFFY CORP
filed 2003-05-13
CIK 225463

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                March 29, 2003
                  -------------------------------------------------------------
                                       OR

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
                          Yes   X     No
                               ---       ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                          Yes   X     No
                               ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding Shares:        14,714,333        as of         April 9, 2003
                    ------------------------       --------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                                HUFFY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)



                                                            Three Months Ended

                                                      March 29,2003       March 30, 2002
                                                      -------------       --------------

Product sales                                         $     75,375         $     56,443
Services to retailers
                                                            19,251               13,942
                                                      ------------         ------------
            Net sales                                       94,626               70,385


Product sales                                               58,696               43,889
Services to retailers                                       16,044               14,495
                                                      ------------         ------------
            Cost of sales                                   74,740               58,384
                                                      ------------         ------------
            Gross profit                                    19,886               12,001

Selling, general and administrative expenses                20,298               10,528
                                                      ------------         ------------
            Operating income (loss)                           (412)               1,473

Other expense, net
            Interest expense                                 1,111                  302
            Other expense                                      166                  204
                                                      ------------         ------------
Earnings (loss) before income taxes                         (1,689)                 967
Income tax (benefit) expense                                  (337)                 343
                                                      ------------         ------------
            Net earnings (loss)                       $     (1,352)        $        624
                                                      ============         ============

Earnings (loss) per common share:
  Basic:
            Weighted average number of common shares    14,679,816           10,389,422
                                                      ============         ============
        Net earnings (loss) per common share          $      (0.09)        $       0.06
                                                      ============         ============
  Diluted:
        Weighted average number of common shares        14,679,816           10,617,935
                                                      ============         ============
        Net earnings (loss) per common share          $      (0.09)        $       0.06
                                                      ============         ============

     See accompanying notes to condensed consolidated financial statements.

                                HUFFY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts In Thousands)

                                                         March 29, 2003
                                                          (Unaudited)      December 31, 2002
                                                         --------------    ------------------
ASSETS

Current assets:
    Cash and cash equivalents                               $    --           $   5,419
    Accounts and notes receivable, net                         83,878            92,850
    Inventories                                                47,965            41,847
    Prepaid expenses and federal income taxes                  23,372            20,982
      Assets held for sale
                                                                5,480             5,480
                                                            ---------         ---------

           Total current assets
                                                              160,695           166,578
                                                            ---------         ---------

Property, plant and equipment, at cost
                                                               42,938            41,331
    Less:  Accumulated depreciation and amortization
                                                               31,295            30,191
                                                            ---------         ---------

           Net property, plant and equipment
                                                               11,643            11,140

Excess of cost over net assets acquired, net
                                                               27,420            26,663
Intangible assets, net
                                                               47,964            48,112
Other assets
                                                               31,014            29,708
                                                            ---------         ---------

                                                            $ 278,736         $ 282,201
                                                            =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Notes payable                                           $  55,894         $  54,069
    Current installments of long-term obligations
                                                                5,419             5,258
    Accounts payable
                                                               51,774            65,519
    Accrued expenses and other current liabilities
                                                               29,920            37,059
                                                            ---------         ---------

           Total current liabilities
                                                              143,007           161,905
                                                            ---------         ---------

Long-term obligations, less current installments
                                                               15,653               317
Pension liabilities
                                                               32,909            31,934
Other long-term liabilities
                                                               16,390            16,298
                                                            ---------         ---------

           Total liabilities
                                                              207,959           210,454
                                                            ---------         ---------

Shareholders' equity:
    Common stock
                                                               21,214            21,153
    Additional paid-in capital
                                                               95,543            95,267
    Retained earnings
                                                               72,418            73,769
    Unearned stock compensation
                                                                 --                 (18)
    Accumulated other comprehensive loss
                                                              (28,525)          (28,551)
    Treasury shares, at cost
                                                              (89,873)          (89,873)
                                                            ---------         ---------

           Total shareholders' equity
                                                               70,777            71,747
                                                            ---------         ---------

                                                            $ 278,736         $ 282,201
                                                            =========         =========

     See accompanying notes to condensed consolidated financial 7statements.

                                HUFFY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts In Thousands)
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                  --------------------------------
                                                                                  March 29, 2003    March 30, 2002
                                                                                  --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings (loss)                                                               $ (1,352)        $    624

   Adjustments to reconcile net earnings (loss) to net cash provided by (used
   in) operating activities:
      Depreciation and amortization                                                     1,268              878
      Deferred federal income tax expense                                                (274)            (104)
      Changes in assets and liabilities:
         Accounts and notes receivable, net                                             8,972           (5,824)
         Inventories                                                                   (6,118)          (3,911)
         Prepaid expenses and federal income taxes                                     (2,389)          (2,329)
         Other assets                                                                  (1,049)             745
         Accounts payable                                                             (13,745)           3,231
         Accrued expenses and other current liabilities                                (7,139)            (796)
         Other long-term liabilities                                                    1,112              343
                                                                                     --------         --------
         Net cash used in operating activities                                        (20,714)          (7,143)


CASH FLOWS FROM INVESTING ACTIVITIES:

      Capital expenditures                                                             (1,607)            (626)
      Acquisition of businesses                                                          (757)          (4,900)
                                                                                     --------         --------
          Net cash used in investing activities                                        (2,364)          (5,526)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net increase in notes payable                                                      1,825             --
     Issuance of long-term debt                                                        15,637             --
     Reduction of long-term debt                                                         (140)            --
     Issuance of common shares                                                            337               35

                                                                                     --------         --------
          Net cash provided by financing activities
                                                                                       17,659               35

   Net change in cash and cash equivalents                                             (5,419)         (12,634)
      Cash and cash equivalents:
         Beginning of the year
                                                                                        5,419           26,541


         End of the period                                                           $   --           $ 13,907

   Cash paid (refunded) during the period for:

          Interest                                                                   $  1,618         $    180

          Income Taxes                                                                    (85)            (333)

     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                  (UNAUDITED)

NOTE 1. FINANCIAL STATEMENT PRESENTATION

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements ("Financial Statements") include the accounts of the Company and all of its subsidiaries. All inter-company transactions and balances have been eliminated. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2002. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2002. In the opinion of management, the accompanying Financial Statements include all adjustments considered necessary to present fairly, when read in conjunction with the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2002, the financial position as of March 29, 2003, and the results of operations and cash flows for the quarters ended March 29, 2003 and March 30, 2002. The results for these interim periods are not necessarily indicative of the results to be expected for the full year.

The results of operations and cash flow for the quarter ended March 30, 2002 does not include the results of Gen-X Sports, Inc, that was acquired on September 19, 2002 nor McCalla Company that was acquired on March 27, 2002.

USE OF ESTIMATES - The preparation of the condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions related to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying value of property and equipment; valuation of allowances of accounts receivable, inventory, and deferred tax assets; certain liabilities and assets and obligations related to employee benefits. Actual results could differ from those estimates.

RECLASSIFICATION - Certain prior year balances have been reclassified to conform with the 2003 presentation. These reclassifications had no effect on previously reported net earnings.

FREIGHT- The Company classifies outbound freight expense to customers as an adjustment to product sales revenue on the accompanying consolidated statements of operations. For the periods ended March 29, 2003 and March 30, 2002, freight expense was $1,132 and $725, respectively.

NOTE 2. INVENTORIES

The components of inventories are as follows:

                                           MARCH 29, 2003    DECEMBER 31, 2002
           Finished goods                     $42,728              $36,104
           Work-in-progress                       147                  147
           Raw materials and supplies           5,090                5,596
                                              -------              -------
                                              $47,965              $41,847
                                              =======              =======

NOTE 3. ACQUISITIONS

On September 19, 2002, the Company acquired all of the stock of Gen-X Sports Inc. and Gen-X Sports, Inc. and their subsidiaries in exchange for $19,001 in cash and the issuance of 4,161,241 shares of Huffy Corporation's common shares to the stockholders of Gen-X. The $7.687 per share value of the common shares issued was determined based upon the average market price of Huffy Corporation's common shares over the two day period before and after the terms of the acquisition were agreed to and announced. If there are no breaches of representations and warranties, up to 193,549 additional common shares may be issued to the Gen-X shareholders on or after the first annual anniversary date. Gen-X did not meet certain financial performance objectives in 2002, which would have resulted in the issuance of up to 645,161 additional common shares. In addition, the acquired companies immediately redeemed $4,970 of preferred stock at face value and refinanced their existing bank debt. Included in the assets acquired are trademarks, patents and licensing agreements recorded at their fair values of $45,800, $1,285 and $940, respectively, as well as goodwill in the amount of $12,861. The fair values for these assets, excluding goodwill, were determined by an independent third-party appraiser. Gen-X is a designer, marketer and distributor of branded sports equipment, including action sports products, winter sports products and golf products, and is a purchaser and reseller of excess sporting goods and athletic footwear inventories and special opportunity purchases.

The table below presents unaudited pro forma condensed combining statements of operations from the Company and Gen-X Sports, Inc. for the period ended March 30, 2002. The unaudited pro forma condensed combining statements of operations are presented as if the merger had occurred on January 1, 2002.

           Huffy Corporation, Gen-X Sports Inc. and Gen-X Sports Inc. Summary Unaudited Pro Forma Condensed Combining Statement of Operations
              (Dollar amounts in thousands, except per share data)

                                                                               PRO FORMA PERIOD ENDED
                                                                                    MARCH 30, 2002
                                                                            --------------------------------
                                                                                HUFFY              PRO FORMA
                                                                             CORPORATION            COMBINED
                                                                             -----------            --------
        Net sales                                                           $    70,385       $    96,784
        Earnings (loss) from continuing operations                                  624               (32)
        Earnings (loss) from continuing operations per common share
            Basic                                                           $      0.06       $      0.00
            Diluted                                                         $      0.06       $      0.00
        Shares used in calculation of earnings per share
            Basic                                                            10,389,422        15,389,000
            Diluted                                                          10,617,935        15,389,000


During the first quarter of 2003, goodwill was increased $757 for additional legal costs and other professional fees associated with the acquisition. Gen-X patents and trademarks increased during the first quarter of 2003 by $16 for costs associated with securing new patents and trademarks.

On March 27, 2002, the Company acquired 100% of the common stock of McCalla Company and its subsidiaries. The aggregate purchase price was $5,400 and was paid in cash. Of the total purchase consideration, $4,876 was allocated to goodwill and $300 to a covenant not to compete. In the third quarter of 2002, goodwill was increased by $87 for additional fees associated with the acquisition. During the fourth quarter of 2002, goodwill was increased $1,645 to record a contingent purchase price payment owed at December 31, 2002 to the former owners of McCalla Company. The $1,645 contingent purchase price payment was paid to the sellers in April 2003.

NOTE 4. INTANGIBLE ASSETS

The Company has the following intangible assets as of March 29, 2003 and December 31, 2002:

                                                         MARCH 29, 2003              DECEMBER 31, 2002
                                                     ------------------------     ------------------------
                                                      GROSS                        GROSS
                                                     CARRYING     ACCUMULATED     CARRYING     ACCUMULATED
                                                      AMOUNT     AMORTIZATION      AMOUNT     AMORTIZATION
Assets subject to amortization:
     Gen-X patents                                   $ 1,293        $    93        $ 1,285        $    49
     Gen-X license agreements                            948            224            940            119
     McCalla covenant not to compete                     300             60            300             45
                                                     -------        -------        -------        -------
Total assets subject to amortization                 $ 2,541        $   377        $ 2,525        $   213
                                                     =======        =======        =======        =======
Assets not subject to amortization:
Trademarks at Gen-X                                  $45,800        $    --        $45,800        $    --
Goodwill recorded in connection with the
   Gen-X acquisition                                  12,861             --         12,104             --
Goodwill in the Huffy bicycle business unit            8,824          2,380          8,824          2,380
Goodwill in Huffy Sports business unit                 1,973            569          1,973            569
Goodwill recorded in connection with the
    McCalla acquisition                                6,521             --          6,521             --
Goodwill in Huffy Service First business unit            478            288            478            288
                                                     -------        -------        -------        -------
Total assets not subject to amortization             $76,457        $ 3,237        $75,700        $ 3,237
                                                     =======        =======        =======        =======

Prior to the adoption of SFAS No. 142, the Company amortized the excess of cost over net assets acquired on a straight-line basis over fifteen to forty years.

Changes in the carrying value of intangible assets for the period ended March 29, 2003, are as follows:

                                                                  12/31/02                                      03/29/03
                                                                    GROSS                                        GROSS
                                                                  CARRYING                     IMPAIRMENT       CARRYING
                                                                   AMOUNT        ADDITIONS      WRITE OFF        AMOUNT
                                                               -------------------------------------------------------------
  Assets subject to amortization:
       Gen-X patents                                                  $ 1,285        $    8          $   -          $ 1,293
       Gen-X license agreements                                           940             8              -              948
       McCalla covenant not to compete                                    300             -              -              300
                                                               -------------------------------------------------------------
  Total assets subject to amortization                                $ 2,525       $    16          $   -          $ 2,541
                                                               =============================================================
  Assets not subject to amortization:
  Trademarks at Gen-X                                                 $45,800       $     -          $   -          $45,800
  Goodwill recorded in connection with the
     Gen-X acquisition                                                 12,104           757              -           12,861
  Goodwill in the Huffy bicycle business unit                           8,824             -              -            8,824
  Goodwill in Huffy Sports business unit                                1,973             -              -            1,973
  Goodwill recorded in connection with the
      McCalla acquisition                                               6,521             -              -            6,521
  Goodwill in Huffy Service First business unit                           478             -              -              478
                                                               -------------------------------------------------------------
  Total assets not subject to amortization                            $75,700       $   757          $   -          $76,457
                                                               =============================================================

The Company's reporting units are tested annually during the fourth quarter for impairment.

NOTE 5. STOCK OPTION PLANS

The Company applies the principles of APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan except for options issued below fair market value. The compensation cost that has been charged against earnings for options issued below fair market value and options issued to replace canceled options, was $28 and $69, (after tax $17 and $43) for the periods ended March 29, 2003 and March 30, 2002 respectively. Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method of accounting for stock compensation, the Company's net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                                      MARCH 29, 2003    MARCH 30, 2002
                                                                                      --------------    --------------
        Net earnings (loss) as reported                                                 $ (1,352)         $     624
        Deduct:    Total stock-based employee compensation expense determined under fair value based method for all awards, net of related
                   tax effect                                                               (260)               (184)
        Pro forma net earnings (loss)                                                     (1,612)                440
        Diluted net earnings (loss) per common share:
        As reported                                                                     $  (0.09)         $     0.06
        Pro forma                                                                          (0.11)               0.04

The Company records compensation cost for awards with pro rata vesting on a pro rata basis over the vesting period.

NOTE 6. GUARANTEES, COMMITMENTS AND CONTINGENCIES

CLAIMS AND ALLOWANCES

The Company maintains a reserve for product liability based upon expected settlement charges for pending claims and an estimate of unreported claims derived from experience, volume and product sales mix. Expense for product liability is recorded in cost of sales on the accompanying condensed consolidated statements of operations. The Company's policy is to fully reserve for warranty claims that have been or may be incurred on all products that have been shipped. The reserves are calculated based on claims that have been submitted but not settled. The calculation also considers anticipated claims based upon historical performance. Some major retailers have chosen to manage the warranty process in exchange for a claims allowance based on sales volume. The portion of the reserve related to retailer claims allowances is netted against accounts receivable while the balance of the reserve is classified as an accrued liability on the balance sheet. Additions to the reserve are treated as a deduction from net sales if they related to a negotiated claim allowance and as selling, general and administrative costs if they related to a general warranty expense.

The following is a roll-forward of the Company's claims and allowance activity for 2003:

                                                 Retailer Claims
                                                    Allowances    General Warranty    Total
                                                    ----------    ----------------    -----

         Balance December 31, 2002                    $ 802            $ 143         $ 945
         Additions to/deductions from reserves         (109)              99           (10)
         Settled claims                                (424)            (160)         (584)
                                                      -----            -----         -----
         Balance March 29, 2003                       $ 269            $  82         $ 351
                                                      =====            =====         =====

The Company sold the assets of the Gerry Baby Products Company on April 27, 1997. Until July of 2002 when it expired, the Company maintained an occurrence based insurance policy covering product liability expense associated with products manufactured while it owned Gerry Baby Products. When this policy expired, the Company purchased new insurance that provides occurrence based coverage on each claim that exceeds $5,000 in value.

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

The Company has recorded environmental accruals that, based upon the information available, are adequate to satisfy known remediation requirements. The total accrual for estimated environmental remediation costs related to the Superfund site and other potential environmental liabilities was $4,894 ($6,444 before discounting at 6.75%) at March 29, 2003. Of that amount, the Company has a deposit of $3,786 that is held in escrow under the terms of the settlement agreement. Amounts in escrow will be used to fund future costs and will serve as a long-term performance assurance pending the completion of remediation. Management expects that the expenditures relating to costs currently accrued will be made over a period of fourteen years.

The environmental escrow accounts are classified as current prepaid assets on the consolidated balance sheets if the funds are expected to be expended within the next 12 months and as long-term other assets for those funds, which are expected to be expended beyond 12 months. The current escrow balance at March 29, 2003 was $879 and the long-term escrow balance at March 29, 2003 was $2,907. The environmental accrual is similarly classified on the consolidated balance sheet with $879 shown in accrued liabilities and $4,015 shown in other long-term liabilities as of March 29, 2003.

LITIGATION

The Company along with numerous California water companies and other potentially responsible parties ("PRPs") for the Baldwin Park Operable Unit of the San Gabriel Valley Superfund have been named in fourteen civil lawsuits which allege claims related to the contaminated groundwater in the Azusa, California area (collectively, the "San Gabriel Cases").

The San Gabriel Cases had been stayed for a variety of reasons, including a number of demurrers and writs taken in the Appellate Division, relating primarily to the California Public Utilities Commission ("PUC") investigation described below. The resulting Appellate Division decisions were reviewed by the California Supreme Court, which ruled in February 2003. The cases have been reactivated as a result of the California Supreme Court's decision, with the trial level Coordination Judge holding a number of Status Conferences on all of the cases, at which conferences issues pertaining to the three master complaints (two of which include the Company as a defendant), preliminary demurrers to such master complaints, case management orders and initial written discovery and a hearing to resolve the PUC-related issues remanded by the California Supreme Court were discussed. As noted by the matters being discussed with the Court, the toxic tort cases are in their initial stages. Thus, it is impossible to currently predict the outcome of any of the actions.

The Company, along with the other PRPs for the Baldwin Park Operable Unit of the San Gabriel Valley Superfund Site (the "BPOU"), was also named in four civil lawsuits filed by water purveyors. The water purveyor lawsuits alleged CERCLA, property damage, nuisance, trespass and other claims related to the contaminated groundwater in the BPOU (collectively, the "Water Entity Cases"). The Company was named as a direct defendant by the water purveyor in two of these cases, and was added as a third party defendant in the two others by Aerojet General Corporation, which, in those cases, was the only PRP sued by the water purveyors. Each of the Water Entity Cases have been settled through the entry of the Project Agreement. According to the terms of the Project Agreement, the Water Entity Cases have been dismissed without prejudice. The Third Party complaints filed by Aerojet in connection with the Water Entity Cases have also been dismissed without prejudice subject to Aerojet filing a new suit in the event a final allocation agreement cannot be worked out.

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

As previously reported, Huffy Corporation divested its Washington Inventory Service subsidiary in November 2000. Subsequently, in late 2001 and mid 2002, two class action suits were filed in California seeking damages for alleged violations of labor practices. As a previous owner, Huffy was potentially obligated to indemnify the subsidiary purchaser for some portion of any liability it or such subsidiary had in the first case and had potential liability in the latter case, both limited to the periods it owned the subsidiary. After protracted negotiations and on advice of counsel, a settlement was negotiated and preliminarily approved on January 28, 2003 by the Superior Court of California, County of Los Angeles. A charge to discontinued operations of $7,914 million or $0.43 per common share was taken in the fourth quarter of 2002 to record the Company's estimated obligation related to this matter.

The settlement was given final court approval, pending compliance with the terms of the Class Settlement Agreement, and a Judgment of Dismissal was issued on April 7, 2003. The Claims Administrator will issue its report as to claims made and on the amount of payments to be made in the second quarter, 2003, not to exceed $7,700 for the Company.

LABOR RELATIONS

Huffy Sports Company is party to a collective bargaining agreement that expires on June 15, 2003. Of the Company's total workforce 4% of the employees are subject to this agreement.

NOTE 7. LINES OF CREDIT AND LONG-TERM OBLIGATIONS

In January 2000, the Company signed a $170 million, 18-month borrowing facility secured by all of the assets of the Company. The facility consisted of $40 million of senior term debt, $30 million of subordinated debt, and a $100 million revolving credit facility. In November 2000, the senior term debt and subordinated debt were repaid.

In September 2002, the Company entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation (Central), which has subsequently been amended. From time to time, the Company has requested and received additional short-term borrowing authority under its revolving credit facility with Congress Financial to cover seasonal working capital. Most recently, in May 2003, the Company obtained a $5,000 increase for a 60-day period. The interest rate under the revolving credit facility varies, based upon excess availability, from the prime rate to prime rate plus .25%, or London Interbank Offering Rate (LIBOR) plus 1.75% to LIBOR plus 2.75%. On March 14, 2003, the Company entered into a $15 million subordinated term note with Ableco Finance LLC. The new note is secured by a lien on the Company's trademarks and trade names and a subordinated position on all other assets pledged under the Company's revolving credit facility. The loan matures on the earlier of the maturity of the Company's revolving credit facility or five years. Financial covenants in the loan require the Company to maintain minimum EBITDA (Earnings Before
Interest, Taxes, Depreciation and Amortization), and a fixed charge coverage ratio. As of March 29, 2003, the Company is in compliance with these covenants.

In conjunction with the new term loan, the Company amended its credit facility with its existing lender to incorporate the new borrowing into the agreement. Financial covenants identical to the term loan were added to the revolving credit facility. In addition, changes were made in the revolving credit facility's existing Net Worth covenant, which raised the minimum net worth requirement to $60,000 and increases the minimum net worth requirement to $62,500 on January 1, 2004. The $75 million revolving credit facility is secured by all assets of the Company and its affiliates and will expire on December 31, 2004, with a 12-month renewal option.

As of March 29, 2003, the revolving credit facility had $9,377 of borrowing capacity. Management believes that the available balance on the amended credit facility and internally generated cash flows will be sufficient to finance the Company's seasonal working capital and capital expenditure needs in the coming year. The Company considers on an ongoing basis alternative capital financing structures, including possible placements of equity securities and other hybrid financing instruments, as well as senior and subordinated debt arrangements.

Assets that are leased subject to capital leases include computer and office equipment with a cost of $1,338 and accumulated depreciation of $190 at March 29, 2003.

NOTE 8. SEGMENT DATA

Huffy classifies its business into two segments, sporting goods products and services to retailers. The sporting goods segment includes Huffy companies which market wheeled recreational products, basketballs and other balls, golf clubs and accessories, snowboards and accessories, hockey equipment and apparel, snow skis and accessories, in-line skates, skateboards, other action sports accessories and the excess/opportunity inventory products. The sporting goods segment also includes Huffy companies which manufacture and market basketball backboards. The services to retailers segment include; Huffy companies which assemble and repair bicycles, assemble grills, physical fitness equipment, and furniture; assemble and repair outdoor power equipment, and provide merchandising services to major retailers and for a number of well-known manufacturers and/or distributors serving the Home Center channel.

Segment performance is measured on operating profit or loss (before interest, corporate expenses and income taxes). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Intercompany profit or loss is eliminated where applicable.

The information presented below is for the periods ended March 29, 2003 and March 30, 2002.


                                                              NET SALES TO UNAFFILIATED
                                                                      CUSTOMERS                     OPERATING PROFIT
                                                                      ---------                     ----------------
                                                               MARCH 29,       MARCH 30,        MARCH 29,          MARCH 30,
                                                                 2003             2002            2003               2002
                                                               -------          -------         --------           --------
Sporting Goods                                                 $75,375          $56,443         $  1,730           $  6,069
Services to Retailers                                           19,251           13,942              603             (2,446)
                                                               -------          -------         --------           --------
Total segment data                                             $94,626          $70,385            2,333              3,623
                                                               =======          =======
Corporate expenses, net                                                                           (2,911)            (2,354)
Net interest expense                                                                              (1,111)              (302)
Income (loss) from continuing operations before
income taxes                                                                                    $ (1,689)          $    967
                                                                                                =========          ========

NOTE 9. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses the financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 did not materially affect the Company's Financial Statements for the quarter ended March 29, 2003.

The Company has adopted SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Costs addressed by SFAS 146 include costs to terminate a contract that is not a capital lease, costs of involuntary employee termination benefits pursuant to a one-time benefit arrangement, costs to consolidate facilities, and costs to relocate employees. SFAS 146 is effective for exit or disposal activities that were initiated after December 31, 2002. SFAS 146 changes the timing of expense recognition for certain costs we incur while closing facilities or undertaking other exit or disposal activities; however, the timing difference is not typically significant in length. Adoption of SFAS 146 did not have a material impact on the Company's Financial Statements for the quarter ended March 29, 2003.

The Company has adopted SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as required by SFAS 123. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Our disclosure regarding the effects of stock-based compensation included in Note 5 is in compliance with SFAS 148.

The Company has adopted Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions were applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's Financial Statements for the quarter ended March 29, 2003.

NOTE 10.  NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN 46 applies immediately to variable interest in VIEs created or obtained after January 31, 2003. For variable interests in a VIE created before February 1, 2003, FIN 46 is applied to the VIE no later than the end of the first interim or annual reporting period beginning after June 15, 2003 (the quarter ending July 5, 2003 for the Company). The Interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. Based on the Company's analysis, we do not believe FIN 46 will have a material impact on the Company's financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        THREE MONTHS ENDED MARCH 29, 2003
                                 COMPARED TO THE
                        THREE MONTHS ENDED MARCH 30, 2002
                        ---------------------------------
              (Dollar Amounts in Thousands, Except Per Share Data)

For the quarter ended March 29, 2003, Huffy Corporation ("Huffy" or "Company") had a net loss of $1,352, or $0.09 per common share compared to net income for the same period in 2002 of $624, or $0.06 per common share. Current year results include the earnings from Gen-X Sports Inc. acquired on September 19, 2002 and the earnings of the McCalla companies acquired March 27, 2002.

Net Sales

Net sales in 2003 were $94,626, an increase of 34.4%, compared to net sales of $70,385 for the same period in 2002. Revenue from Services to Retailers rose 38.1% from $13,942 in the first quarter of 2002 to $19,251 in the same period of 2003. The addition of the McCalla Companies accounted for $5,956 of the increase in sales. Product sales rose 33.5% from $56,443 in the first quarter of 2002 to $75,375 in the same period of 2003. The sales gains from the addition of Gen-X Sports of $27,546 were offset by sales decreases in the bicycle and backboard product lines. Overall weakness in the economy coupled with significant overstocked positions of competitors' products at the retail level caused the lower sales volume. The core Huffy product lines suffered a $10,100 drop in sales volume year over year due to Kmart's bankruptcy, but these losses were offset by market share gains and greater penetration in the home improvement market. At this time, management does not believe that Kmart will have an additional unfavorable impact on sales volume or margin in the short term.

Gross Profit

Consolidated gross profit for the first quarter 2003 was $19,886, or 21.0% of net sales as compared to $12,001, or 17.1% of net sales reported for the same period in 2002, reflecting a 22.8% improvement over the prior year gross margin when measured as a percentage of net sales. The primary reason for this very significant improvement was the addition of Gen-X Sports Inc. and the McCalla Company to the Huffy portfolio. In addition, 2003 margins were favorably impacted by an improved margin structure in the service segment, where year over year margins improved by 20.7 percentage points reflecting improved costing and a more efficient cost structure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $20,298, for the period ended March 29, 2003 were higher than the $10,528 experienced during the same period in 2002. The primary reason for the increase in these expenses was the selling, general and administrative expenses added as a result of the acquisitions of Gen-X Sports Inc. and the McCalla Company. The Company also increased its investment in brand development by enhancing advertising, trade show participation and new product promotional spending during the first quarter of 2003. Administrative pension expense increased in 2003 by $788 over 2002 expense due to poor 2002 stock market performance and declining interest rates. Insurance costs increased in 2003 by $1,027 over the first quarter of 2002 due to the addition of Gen-X and McCalla and a less favorable insurance market.

Net Interest Expense

Net interest expense increased from $302 for the first quarter of 2002 to $1,111 in the current year. Borrowing costs to finance the acquisitions of Gen-X Sports Inc. and the McCalla Company as well as the increased working capital needs of these subsidiaries resulted in higher interest costs in 2003.

ACQUISITIONS

On September 19, 2002, the Company acquired all of the stock of Gen-X Sports Inc. in exchange for $19,001 in cash and the issuance of 4,161,241 shares of Huffy Corporation's common shares to the stockholders of Gen-X. If there are no breaches of representations and warranties, up to 193,549 additional common shares may be issued to the Gen-X shareholders on or after the first annual anniversary date. Gen-X did not meet certain financial performance objectives in 2002 that would have resulted in the issuance of up to 645,161 additional common shares. In addition, the acquired companies immediately redeemed $4,970 of preferred stock and refinanced their existing bank debt. Included in the assets acquired are trademarks, patents and licensing agreements recorded at their fair values of $45,800, $1,285 and $940, respectively, as well as goodwill in the amount of $12,861. Gen-X is a designer, marketer and distributor of branded sports equipment, including action sports products, winter sports products and golf products, and is a purchaser and reseller of excess sporting goods and athletic footwear inventories and special opportunity purchases.

On March 27, 2002, Huffy Service First acquired the stock of McCalla Company and its subsidiaries, Creative Retail Services, Inc. and Creative Retail Services (Canada) Inc. ("McCalla") for $5,400, less $500 net cash acquired, subject to certain post-closing adjustments. A contingent purchase price payment was recorded for the McCalla acquisition of $1,645 in the fourth quarter of 2002 and paid in April 2003. Of the total purchase price, $6,521 was recorded as goodwill and $300 was recorded as a covenant not-to-compete. McCalla provides merchandising, including cycle and periodic product resets, stocking and sales training for a number of well-known manufacturers serving Home Depot, including, among others, Philips Lighting, Duracell, and Spectrum Brands.

LIQUIDITY AND CAPITAL RESOURCES

On March 14, 2003, the Company entered into a $15,000 subordinated term note with Ableco Finance LLC. The new note is secured by a lien on the Company's trademarks and trade names and a subordinated position on all other assets pledged under the Company's revolving credit facility. The loan matures on the earlier of the maturity of the Company's revolving credit facility or five years. Financial covenants in the loan require the Company to maintain a minimum EBITDA, (Earnings Before Interest, Taxes, Depreciation and Amortization) and a fixed charge coverage ratio. As of March 29, 2003, the Company is in compliance with these covenants.

In conjunction with the new term loan, the Company amended its credit facility with its existing lender to incorporate the new borrowing into the agreement. Financial covenants identical to the term loan were added to the revolving credit facility. In addition, changes were made in the revolving credit facility's existing Net Worth covenant, which raised the minimum net worth requirement to $60,000 and increases the minimum net worth requirement to $62,500 on January 1, 2004. The $75,000 revolving credit facility is secured by all assets of the Company and its affiliates and will expire on December 31, 2004, with a 12-month renewal option. As of March 29, 2003, the Company had $9,377 of borrowing capacity on its revolving credit facility. From time to time, the Company has requested and received additional short-term borrowing authority under its revolving loan facility with Congress Financial to cover seasonal working capital. Most recently, in May 2003, the Company obtained a $5,000 increase for a 60-day period.

Pre-bankruptcy receivables from Kmart were sold during the second quarter of 2002. The cash recovery from this transaction was consistent with previously established reserves.

At March 29, 2003, inventory was valued at $47,965 up from $41,847 at December 31, 2002. This increase is primarily the result of a seasonal inventory build up for summer sporting goods products. Accounts payable at March 29, 2003 are $51,774 as compared to $65,519 at the end of 2002. This decrease reflects the timing and mix of purchases, as well as the purchase terms in place.

The Company expects cash and cash equivalents, cash flow from operations and its revolving credit facility to be sufficient to finance seasonal working capital needs and capital expenditures throughout the coming year. The Company considers on an ongoing basis alternative capital financing structures, including possible placements of equity securities and other hybrid financing instruments, as well as senior and subordinated debt arrangements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

See Notes 10 and 11 to the accompanying notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to short-term interest rate risks and foreign currency exchange rate risks. In the normal course of business these risks are managed through a variety of strategies, including the use of a derivative financial instrument to hedge our underlying exposures. The Company does not use derivative instruments for trading purposes.

Interest Rate Risks

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

At March 29, 2003, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $167 in earnings before income taxes.

Foreign Currency Exchange Risk

All subsidiaries of the Company, except for Creative Retail Services (Canada) Inc., use the U.S. dollar as their functional currency. A small portion of the Company's sales, receivables, purchases and expenses are denominated in Euros, Australian dollars and the Canadian dollar. The Company also maintains bank accounts in Euros, Australian dollars and the Canadian dollar to facilitate international operations. At this time, the Company's exposure to currency exchange risk is not considered material.

ITEM 4. CONTROLS AND PROCEDURES

Quarterly evaluation of the Company's disclosure controls and internal controls

Within 90 days prior to the filing of this report, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company's disclosure controls and procedures was performed.

Disclosure controls and internal controls

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding the required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the effectiveness of controls

The Company's management, including the CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the controls evaluation

The CEO/CFO evaluation of our disclosure controls and our internal controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report on Form 10-Q. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our internal controls are also evaluated on an ongoing basis by Internal Audit, by other personnel in our Finance organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary; our intent in this regard is that the disclosure controls and internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's internal controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's internal controls. This information was important both for the controls evaluation generally and because items 5 and 6 in Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report on Form 10-Q. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other control matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the CEO and CFO note that, since the date of the controls evaluation to the date of this Quarterly Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our disclosure controls are effective to ensure that material information relating to Huffy and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.   LEGAL PROCEEDINGS

A. The Company along with numerous California water companies and other potentially responsible parties ("PRPs") for the Baldwin Park Operable Unit of the San Gabriel Valley Superfund (see Note 10 to the Company's December 31, 2002 Annual Report on Form 10-K regarding the Superfund in which a tentative remediation settlement has been reached) have been named in fourteen civil lawsuits which allege claims related to the contaminated groundwater in the Azusa, California area (collectively, the "San Gabriel Cases").

         The cases had been stayed for a variety of reasons, including a number of demurrers and writs taken in the Appellate Division, relating primarily to the California Public Utilities Commission ("PUC") investigation described below. The resulting Appellate Division decisions were reviewed by the California Supreme Court, which ruled in February 2003. The cases have been reactivated as a result of the California Supreme Court's decision, with the trial level Coordination Judge holding a number of Status Conferences on all of the cases, at which conferences issues pertaining to the three master complaints (two of which will include the Company as a defendant), preliminary demurrers to such master complaints, case management orders, initial written discovery and a hearing to resolve the PUC-related issue remanded by the California Supreme Court were discussed. As noted by the matters being discussed with the Court, the toxic tort cases are in their initial stages. Thus, it is impossible to currently predict the outcome of any of the actions.

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

B. As previously reported, Huffy Corporation divested its Washington Inventory Service subsidiary in November 2000. Subsequently, in late 2001 and mid 2002, two class action suits were filed in California seeking damages for alleged violations of labor practices. As a previous owner, Huffy was potentially obligated to indemnify the subsidiary purchaser for some portion of any liability it or such subsidiary had in the first case and had potential liability in the latter case, both limited to the periods it owned the subsidiary. After protracted negotiations and on advice of counsel, a settlement was negotiated and preliminarily approved on January 28, 2003 by the Superior Court of California, County of Los Angeles. A charge to discontinued operations of $7,914 million or $0.43 per common share was taken in the fourth quarter of 2002 to record the Company's estimated obligation related to this matter.

         The settlement was given final court approval, pending compliance with the terms of the Class Settlement Agreement, and a Judgment of Dismissal was issued on April 7, 2003. The Claims Administrator will issue it's report to claimants in the second quarter, 2003, as to claims made and on the amount of payments to be made, not to exceed $7,700 for the Company.

ITEM 4.  SUBMISSON OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held April 24, 2003. At such meeting, the Shareholders of the Company elected as Directors, Donald K. Miller, for a one-year term expiring in 2004, and W. Anthony Huffman, Joseph P. Viviano and Gerald B. Wasserman, for two-year terms expiring in 2005. Shares were voted as follows:


        Mr. Miller    For: 12,208,291; Withheld (including broker non-votes): 999,985
        Mr. Huffman   For: 10,910,468; Withheld (including broker non-votes): 2,297,808
        Mr. Viviano   For: 12,208,895; Withheld (including broker non-votes): 999,381
        Mr. Wasserman For: 12,211,731; Withheld (including broker non-votes): 996,545

The terms of Directors Don R. Graber, Linda B. Keene, James F. Robeson and Thomas C. Sullivan continued after the Annual Meeting of Shareholders.

The Shareholders voted to approve an amendment to the 1998 Key Employee Stock Plan, the 1998 Director Stock Incentive Plan and the 1998 Restricted Share Plan to increase the number of shares available for grant of options thereunder by 733,000 shares. Shares were voted as follows: For approval: 10,117,065; against approval: 2,988,332; and abstain 102,879.

The Shareholders did not approve an amendment to the Company's Articles of Incorporation which would eliminate cumulative voting in the election of directors. Approval of such amendment required the vote of a majority of the outstanding common shares of the Corporation. Shares were voted as follows: For approval: 5,996,295; against approval: 4,240,513; abstain: 143,513; and broker non-votes: 2,827,955.

In addition, the Shareholders also ratified the appointment of KPMG LLP as the Company's independent public accountants for calendar year 2003. In accordance with such ratification, 13,055,872 shares were voted for ratification, 110,944 shares cast against, and 41,460 shares cast to abstain (including broker non-votes).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits - The exhibits, as shown in the "Index of Exhibits" attached hereto are applicable to be filed as a part of this report.

b. The Company filed two reports on Form 8-K dated March 14, 2003 and April 16, 2003 with the Securities and Exchange Commission regarding the Company entering into a $15,000 term loan agreement and an earnings release announcing the financial results for the fiscal quarter ended March 29, 2003, respectively.

Please see the Company's meaningful cautionary statements regarding forward looking statements contained in the Company's report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2003 which is hereby incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HUFFY CORPORATION, Registrant



May 12, 2003                               /s/  Timothy G. Howard
-------------------------                    ----------------------------------
Date                                       Timothy G. Howard
                                           Vice President - Corporate Controller
                                           (Principal Accounting Officer)

                                 CERTIFICATIONS
                                 --------------

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





                                                   /s/ Don R. Graber
           May 12, 2003
-----------------------------                      ----------------------------
 Date                                              Don R. Graber
                                                   Chief Executive Officer,
                                                   Huffy Corporation

                                 CERTIFICATIONS
                                 --------------

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



                                         /s/ Robert W. Lafferty
     May 12, 2003
------------------------------------     --------------------------------
 Date                                    Robert W. Lafferty
                                         Chief Financial Officer,
                                         Huffy Corporation

                                INDEX OF EXHIBITS


Exhibit
No.                                         Item
-------         -----------------------------------------------------

    (2)           Not applicable

    (3)           Not applicable

    (4.a) Amendment No. 4 to the Second Amended and Restated Loan Agreement, dated as of March 14, 2003, by and among Huffy Corporation and its subsidiaries and Congress Financial Corporation (Central).

    (4.b) Amendment No. 5 to the Second Amended and Restated Loan Agreement, dated as of May 2, 2003, by and among Huffy Corporation and its subsidiaries and Congress Financial Corporation (Central).

    (10.a)        Fourteenth Amendment to the Huffy Corporation
                  Supplemental/Excess Benefit Plan, effective as of June 1,2003.

    (10.b) Second Amendment to the Huffy Corporation 1998 Restricted Share Plan, effective as of April 1,2003.

    (10.c) Third Amendment to Huffy Corporation 1998 Restricted Share Plan, effective as of April 24,2003.

    (10.d) First Amendment to Huffy Corporation 1998 Director Stock Incentive Plan, effective as of April 24, 2003.

    (10.e) Fifth Amendment to Huffy Corporation 1998 Key Employee Stock Plan, effective as of April 24,2003.

    (10.f) Fifth Amendment to Huffy Corporation 1998 Key Employee Non-Qualified Stock Option Plan, effective as of April 24, 2003.

    (11)          Not applicable

    (15)          Not applicable

    (18)          Not applicable

    (19)          Not applicable

    (22)          Not applicable

    (23)          Not applicable

    (24)          Not applicable

    (99) Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003