Form 10-Q
period 2003-06-28
HUFFY CORP
filed 2003-08-12
CIK 225463

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                 June 28, 2003
                  -------------------------------------------------------------
                                       OR

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
                           Yes   X     No
                               -----      ------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                           Yes   X     No
                               -----      ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding Shares:        15,613,047        as of         July 31, 2003
                    ------------------------       ----------------------------

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS:

                                HUFFY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                        Three Months Ended                Six Months Ended
                                                                  ----------------------------      ----------------------------
                                                                    June 28,         June 29,         June 28,         June 29,
                                                                      2003             2002             2003             2002
                                                                  -----------      -----------      -----------      -----------

Product sales                                                     $    92,093      $    67,581      $   167,468      $   124,024
Services to retailers                                                  25,389           25,832           44,640           39,774
                                                                  -----------      -----------      -----------      -----------
          Net sales                                                   117,482           93,413          212,108          163,798

Product cost of sales                                                  70,239           53,085          128,935           96,974
Services to retailers cost of sales                                    21,891           23,297           37,935           37,792
                                                                  -----------      -----------      -----------      -----------
          Cost of sales                                                92,130           76,382          166,870          134,766
                                                                  -----------      -----------      -----------      -----------
          Gross profit                                                 25,352           17,031           45,238           29,032

Selling, general and administrative expenses                           21,632           13,847           41,930           24,375
                                                                  -----------      -----------      -----------      -----------
          Operating income                                              3,720            3,184            3,308            4,657

 Other expense, net
          Interest expense                                              1,281              319            2,392              621
          Other expense                                                   174              762              340              966
                                                                  -----------      -----------      -----------      -----------
Earnings before income taxes and discontinued operations                2,265            2,103              576            3,070
Income tax expense                                                        452              828              115            1,171
                                                                  -----------      -----------      -----------      -----------
          Earnings from continuing operations                           1,813            1,275              461            1,899
Discontinued operations:
          Income from discontinued operations, net of income
taxes of $587                                                             958                -              958                -
                                                                  -----------      -----------      -----------      -----------
Net earnings                                                      $     2,771      $     1,275      $     1,419      $     1,899
                                                                  ===========      ===========      ===========      ===========
Earnings per common share:
Basic:
          Weighted average number of common shares                 15,013,904       10,429,836       14,846,860       10,409,129
          Earnings from continuing operations                     $      0.12      $      0.12      $      0.03      $      0.18
          Earnings from discontinued operations                          0.06                -             0.06                -
                                                                  -----------      -----------      -----------      -----------
          Net earnings per common share                           $      0.18      $      0.12      $      0.09      $      0.18
                                                                  ===========      ===========      ===========      ===========
Diluted:
          Weighted average number of common shares                 15,111,990       10,736,459       14,944,946       10,715,752
          Earnings from continuing operations                     $      0.12      $      0.12      $      0.03      $      0.18
          Earnings from discontinued operations                          0.06                -             0.06                -
                                                                  -----------      -----------      -----------      -----------
          Net earnings per common share                           $      0.18      $      0.12      $      0.09      $      0.18
                                                                  ===========      ===========      ===========      ===========




     See accompanying notes to condensed consolidated financial statements.

                                HUFFY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Dollar Amounts in Thousands)
                                  (Unaudited)


                                                                    June 28,       December 31,
                                                                       2003            2002
                                                                    ---------       ---------
ASSETS

Current assets:
          Cash and cash equivalents                                 $     594       $   5,419
          Accounts and notes receivables, net                          94,588          92,850
          Inventories, net                                             48,102          41,847
          Prepaid expenses and deferred income taxes                   23,021          20,982
          Net assets held for sale                                      5,480           5,480
                                                                    ---------       ---------
                    Total current assets                              171,785         166,578
                                                                    ---------       ---------

Property, plant and equipment, at cost                                 44,639          41,331
          Less:  Accumulated depreciation and amortization             32,425          30,191
                                                                    ---------       ---------
                    Net property, plant and equipment                  12,214          11,140
                                                                    ---------       ---------

Excess of cost over net assets acquired, net                           27,418          26,663
Intangible assets, net                                                 47,814          48,112
Other assets, net                                                      31,816          29,708
                                                                    ---------       ---------

                    Total assets                                    $ 291,047       $ 282,201
                                                                    =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
          Notes payable                                             $  59,851       $  54,069
          Current installments of long-term obligations                 5,437           5,258
          Accounts payable                                             57,982          65,519
          Accrued expenses and other current liabilities               27,957          37,059
                                                                    ---------       ---------
                    Total current liabilities                         151,227         161,905
                                                                    ---------       ---------

Long-term obligations, less current installments                       15,715             317
Pension liabilities                                                    28,677          31,934
Other long-term liabilities                                            15,492          16,298
                                                                    ---------       ---------
                    Total liabilities                                 211,111         210,454
                                                                    ---------       ---------

Shareholders' equity:
          Common stock                                                 22,129          21,153
          Additional paid-in capital                                  101,020          95,267
          Retained earnings                                            75,188          73,769
          Unearned stock compensation                                     (67)            (18)
          Accumulated other comprehensive loss                        (28,461)        (28,551)
          Treasury shares, at cost                                    (89,873)        (89,873)
                                                                    ---------       ---------
                    Total shareholders' equity                         79,936          71,747
                                                                    ---------       ---------

                    Total liabilities and shareholders' equity      $ 291,047       $ 282,201
                                                                    =========       =========

                               HUFFY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar Amounts In Thousands)
                                  (Unaudited)

                                                                                 Six Months Ended
                                                                          ----------------------------
                                                                          June 28, 2003  June 29, 2002
                                                                          -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                                 $  1,419       $  1,899

Adjustments to reconcile net earnings to net cash provided by (used in)
operating activities:
          Depreciation and amortization                                         2,562          1,818
          Gain on sale of property, plant and equipment                             -             (2)
          Deferred income taxes                                                 1,116            858
          Changes in assets and liabilities:
                    Accounts and notes receivable, net                         (1,738)         4,260
                    Inventories                                                (6,255)       (13,728)
                    Prepaid expenses and income taxes                          (2,039)        (1,331)
                    Other assets                                               (3,254)          (543)
                    Accounts payable                                           (7,537)        23,837
                    Accrued expenses and other current liabilities             (9,102)        (2,562)
                    Other long-term liabilities                                 2,288            954
                                                                             --------       --------
                    Net cash (used in) provided by operating activities       (22,540)        15,460

====================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:

          Capital expenditures                                                 (3,308)        (1,432)
          Acquisition of businesses                                              (755)        (4,900)
                                                                             --------       --------
                    Net cash used in investing activities                      (4,063)        (6,332)

====================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:

          Net increase in notes payable                                         5,782              -
          Issuance of long-term debt                                           15,915              -
          Reduction of long-term debt                                            (338)             -
          Issuance of common shares                                               419            586
                                                                             --------       --------
                    Net cash provided by financing activities                  21,778            586

====================================================================================================
     Net change in cash and cash equivalents                                   (4,825)         9,714
          Cash and cash equivalents:
                    Beginning of the year                                       5,419         26,541
                                                                             --------       --------
                    End of the period                                        $    594       $ 36,255

====================================================================================================
     Cash paid (refunded) during the period for:
          Interest                                                           $  2,990       $    440
          Income Taxes                                                            563           (261)

Supplemental disclosures of non-cash transactions :
          Issuance of common stock to pension plan                           $  6,309              -
====================================================================================================


     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                      -------------------------------------
                                   (Unaudited)

NOTE 1. FINANCIAL STATEMENT PRESENTATION

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements ("Financial Statements") include the accounts of the Company and all of its subsidiaries. All inter-company transactions and balances have been eliminated. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2002. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2002. In the opinion of management, the accompanying Financial Statements include all adjustments considered necessary to present fairly, when read in conjunction with the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2002, the financial position as of June 28, 2003, and the results of operations and cash flows for the quarter and six months ended June 28, 2003 and June 29, 2002. The results for these interim periods are not necessarily indicative of the results to be expected for the full year.

The results of operations and cash flows for the six months ended June 29, 2002, do not include the results of Gen-X Sports, Inc., as the date of the acquisition was September 19, 2002. The McCalla Company was acquired on March 27, 2002, and is included in 2002 results of operations and cash flows from the date of acquisition.

USE OF ESTIMATES - The preparation of the condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions related to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying value of property and equipment; valuation of allowances for accounts receivable, inventory, and deferred tax assets; certain liabilities and assets and obligations related to employee benefits. Actual results could differ from those estimates.

FREIGHT- The Company classifies outbound freight expense to customers as an adjustment to product sales revenue on the accompanying consolidated statements of operations. For the three months ended June 28, 2003 and June 29, 2002, freight expense was $1,017 and $440, respectively. For the six months ended June 28, 2003 and June 29, 2002, freight expense was $2,149 and $1,165, respectively.

NOTE 2. INVENTORIES

The components of inventories are as follows:

                                              JUNE 28,   DECEMBER 31,
                                                2003         2002
                                              -------      -------
              Finished goods                  $41,891      $36,104
              Work-in-progress                    147          147
              Raw materials and supplies        6,064        5,596
                                              -------      -------
                                              $48,102      $41,847
                                              =======      =======

NOTE 3. ACQUISITIONS

On September 19, 2002, the Company acquired all of the stock of Gen-X Sports Inc. and Gen-X Sports, Inc. and their subsidiaries in exchange for $19,001 in cash and the issuance of 4,161,241 shares of Huffy Corporation's common shares to the stockholders of both Gen-X companies. The $7.687 per share value of the common shares issued was determined based upon the average market price of Huffy Corporation's common shares over the two day period before and after the terms of the acquisition were agreed to and announced. If there are no material breaches of representations and warranties, up to 193,549 additional common shares may be issued to the Gen-X shareholders on or after the first annual anniversary date. Gen-X did not meet certain financial performance objectives in 2002, which would have resulted in the issuance of up to 645,161 additional common shares. In addition, the acquired Gen-X companies, immediately upon acquisition, redeemed $4,970 of preferred stock at face value and refinanced their existing bank debt. Included in the assets acquired are trademarks, patents and licensing agreements recorded at their fair values of $45,800, $1,285 and $940, respectively, as well as goodwill in the amount of $12,861. The fair values for these assets, excluding goodwill, were determined by an independent third-party appraiser. Gen-X is a designer, marketer and distributor of branded sports equipment, including action sports products, winter sports products and golf products, and is a purchaser and reseller of excess sporting goods and athletic footwear inventories and special opportunity purchases.

The table below presents unaudited pro forma condensed combining statements of operations from the Company and Gen-X Sports, Inc. for the three and six months ended June 29, 2002. The unaudited pro forma condensed combining statements of operations are presented as if the merger had occurred on January 1, 2002.

           Huffy Corporation, Gen-X Sports Inc. and Gen-X Sports, Inc. Summary Unaudited Pro Forma Condensed Combining Statement of Operations
              (Dollar amounts in thousands, except per share data)

                                                                                PRO FORMA
                                                                              JUNE 29, 2002
                                                      --------------------------------------------------------------
                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      ----------------------------      ----------------------------
                                                         HUFFY          PRO FORMA          HUFFY          PRO FORMA
                                                      CORPORATION        COMBINED       CORPORATION        COMBINED
                                                      -----------      -----------      -----------      -----------
Net sales                                             $    93,413      $   130,232      $   163,798      $   227,016
Earnings (loss) from continuing operations                  1,275            4,084            1,899            4,052
Earnings (loss) from continuing operations
Per common share
          Basic                                       $      0.12      $      0.26      $      0.18      $      0.26
          Diluted                                     $      0.12      $      0.26      $      0.18      $      0.26
Shares used in calculation of earnings per share
          Basic                                        10,429,836       15,430,000       10,409,129       15,409,000
          Diluted                                      10,736,459       15,736,000       10,715,752       15,716,000

During the first six months of 2003, goodwill was increased $757 for additional legal costs and other professional fees associated with the acquisition. Gen-X patents and trademarks increased during the first six months of 2003 by $28 for costs associated with securing new patents and trademarks.

On March 27, 2002, the Company acquired 100% of the common stock of McCalla Company and its subsidiaries. The aggregate purchase price was $5,400 and was paid in cash. Of the total purchase consideration, $4,876 was allocated to goodwill and $300 to a covenant not to compete. In the third quarter of 2002, goodwill was increased by $87 for additional fees associated with the acquisition. During the fourth quarter of 2002, goodwill was increased $1,645 to record a contingent purchase price payment owed at December 31, 2002 to the former owners of McCalla Company. The $1,645 contingent purchase price payment was paid to the sellers in April 2003 and was treated as contingent purchase price in accordance with EITF 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination."

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

The Company has the following intangible assets as of June 28, 2003 and December 31, 2002:

                                                         JUNE 28, 2003         DECEMBER 31, 2002
                                                  ------------------------  ------------------------
                                                    GROSS                    GROSS
                                                  CARRYING     ACCUMULATED  CARRYING   ACCUMULATED
                                                   AMOUNT     AMORTIZATION   AMOUNT     AMORTIZATION
                                                  --------     -----------  --------   -----------
Assets subject to amortization:
          Gen-X patents                            $ 1,301      $   136      $ 1,285      $    49
          Gen-X license agreements                     940          330          940          119
          McCalla covenant not to compete              300           75          300           45
                                                   -------      -------      -------      -------
Total assets subject to amoritzation:              $ 2,541      $   541      $ 2,525      $   213
                                                   =======      =======      =======      =======
Assets not subject to amortization:
Trademarks at Gen-X                                $45,814      $     -      $45,800      $     -
Goodwill recorded in connection with the
     Gen-X acquisition                              12,861            -       12,104            -
Goodwill in the Huffy Bicycle business unit          8,824        2,380        8,824        2,380
Goodwill in Huffy Sports business unit               1,973          569        1,973          569
Goodwill recorded in connection with the
     McCalla acquisition                             6,519            -        6,521            -
Goodwill in Huffy Service First business unit          478          288          478          288
                                                   -------      -------      -------      -------
Total assets not subject to amortization           $76,469      $ 3,237      $75,700      $ 3,237
                                                   =======      =======      =======      =======


Prior to the adoption of SFAS No. 142, the Company amortized the excess of cost over net assets acquired on a straight-line basis over fifteen to forty years.

Changes in the carrying value of intangible assets for the six months ended June 28, 2003, are as follows:


                                                    DECEMBER 31,                                        JUNE 28,
                                                       2002                                               2003
                                                      GROSS                                               GROSS
                                                     CARRYING                                           CARRYING
                                                      AMOUNT         ADDITIONS       ADJUSTMENTS         AMOUNT
                                                      ------         ---------       -----------         ------
Assets subject to amortization:
          Gen-X patents                              $ 1,285          $    16          $     -           $ 1,301
          Gen-X license agreements                       940                8               (8)              940
          McCalla covenant not to compete                300                -                -               300
                                                     -------          -------          -------           -------
Total assets subject to amoritzation:                $ 2,525          $    24          $    (8)          $ 2,541
                                                     =======          =======          =======           =======
Assets not subject to amortization:
Trademarks at Gen-X                                  $45,800          $     6          $     8           $45,814
Goodwill recorded in connection with the
     Gen-X acquisition                                12,104              757                -            12,861
Goodwill in the Huffy Bicycle business unit            8,824                -                -             8,824
Goodwill in Huffy Sports business unit                 1,973                -                -             1,973
Goodwill recorded in connection with the
     McCalla acquisition                               6,521                -               (2)            6,519
Goodwill in Huffy Service First business
unit                                                     478                -                -               478
                                                     -------          -------          -------           -------
Total assets not subject to amortization             $75,700          $   763          $     6           $76,469
                                                     =======          =======          =======           =======



The Company's reporting units are tested annually during the fourth quarter for impairment.

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is reported separately from retained earnings and additional paid-in-capital in the condensed consolidated balance sheets. Items considered to be other comprehensive income (loss) include adjustments made for foreign currency transaction (under Statement of Financial Accounting Standards (SFAS) No. 52), pensions (under SFAB No. 87), and unrealized gains and losses on derivative instruments (under SFAS No. 133). Components of accumulated other comprehensive loss consist of the following:


                                                                   JUNE 28, 2003     DECEMBER 31, 2002
                                                                   -------------     -----------------
Foreign currency translation adjustment                              $    (884)          $   (913)
Derivative financial instruments                                          (147)              (208)
Pension                                                                (27,430)           (27,430)
                                                                     ---------           --------
                                                                     $ (28,461)           (28,551)
                                                                     =========           ========

Components of comprehensive income (loss) consist of the following for the six months ended:


                                                                      JUNE 28, 2003     JUNE 29, 2002
                                                                      -------------     -------------

Net earnings                                                         $   1,419           $  1,899
Other comprehensive income (loss):
   Unrealized gain (loss) on derivative financial instruments               61                 --
   Foreign currency translation adjustment                                  29           $     52
                                                                     ---------           --------
Comprehensive income                                                 $   1,509           $  1,951
                                                                     =========           ========

NOTE 6. STOCK OPTION PLANS

The Company applies the principles of APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan except for options issued below fair market value. The compensation cost that has been charged against earnings for options issued below fair market value and options issued to replace canceled options, was $101 and $137 (after tax $63 and $85) for the three month periods ended June 28, 2003 and June 29, 2002, respectively and $129 and $206 (after tax $80 and $128) for the periods ended June 28, 2003 and June 29, 2002, respectively. Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method of accounting for stock compensation, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:



                                                                 THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                           ------------------------------           -------------------------------
                                                           JUNE 28, 2003     JUNE 29, 2002          JUNE 28, 2003     JUNE 29, 2002
                                                           -------------     -------------          -------------     -------------
Net earnings as reported                                     $2,771                $1,275             $ 1,419           $ 1,899
Deduct: Total stock-based employee compensation  expense
determined under fair value based method for all awards,
net of related tax effect                                      (262)                (186)                (524)             (372)
Pro forma net earnings                                        2,509                1,089                  895             1,527
Diluted net earnings per common share:
As reported                                                   $0.18                $0.12              $  0.09           $  0.18
Pro forma                                                      0.17                 0.10                 0.06              0.14


The Company records compensation cost for awards with pro rata vesting ratably over the vesting period.

NOTE 7. GUARANTEES, COMMITMENTS AND CONTINGENCIES

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

The following is a roll-forward of the Company's claims and allowance activity for 2003:

                                           RETAILER CLAIMS     GENERAL
                                             ALLOWANCES       WARRANTY         TOTAL
                                             ----------       --------         -----
Balance December 31, 2002                      $ 802           $ 143           $ 945
Additions to/deductions from reserves            (28)            265             237
Settled claims                                  (488)           (268)           (756)
                                               -----           -----           -----
Balance June 28, 2003                          $ 286           $ 140           $ 426
                                               =====           =====           =====


The Company sold the assets of the Gerry Baby Products Company on April 27, 1997. Until July of 2002 when it expired, the Company maintained a claims made based insurance policy covering product liability expense associated with products manufactured while it owned Gerry Baby Products. When this policy expired, the Company purchased new insurance that provides occurrence based coverage on each claim that exceeds $5,000 in value.

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

The Company has recorded environmental accruals that, based upon the information available, are adequate to satisfy known remediation requirements. The total accrual for estimated environmental remediation costs related to the Superfund site and other potential environmental liabilities was $4,482 ($6,032 before discounting at 6.75%) at June 28, 2003. Of that amount, the Company has a deposit of $3,541 that is held in escrow under the terms of the settlement agreement. Amounts in escrow will be used to fund future costs and will serve as a long-term performance assurance pending the completion of remediation. Management expects that the expenditures relating to costs currently accrued will be made over a period of fourteen years.

The environmental escrow accounts are classified as current prepaid assets on the accompanying condensed consolidated balance sheets if the funds are expected to be expended within the next 12 months and as long-term other assets for those funds, which are expected to be expended beyond 12 months. The current escrow balance at June 28, 2003 was $879 and the long-term escrow balance at June 28, 2003 was $2,662. The environmental accrual is similarly classified on the accompanying condensed consolidated balance sheet with $879 shown in accrued liabilities and $3,603 shown in other long-term liabilities as of June 28, 2003.

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

As previously reported, Huffy Corporation divested its Washington Inventory Service subsidiary in November 2000. Subsequently, in late 2001 and mid 2002, two class action suits were filed in California seeking damages for alleged violations of labor practices. As a previous owner, Huffy was potentially obligated to indemnify the subsidiary purchaser for some portion of any liability it or such subsidiary had in the first case and had potential liability in the latter case, both limited to the periods it owned the subsidiary. After protracted negotiations and on advice of counsel, a settlement was negotiated and preliminarily approved on January 28, 2003 by the Superior Court of California, County of Los Angeles. A charge to discontinued operations of $7,914 or $0.43 per common share was taken in the fourth quarter of 2002 to record the Company's estimated obligation related to this matter. The settlement was given final court approval, pending compliance with the terms of the Class Settlement Agreement, and a Judgment of Dismissal was issued on April 7, 2003. The Claims Administrator will issue its report as to claims made and on the amount of payments to be made in the third quarter, 2003, not to exceed $5,200 for the Company. The Company contributed $5,121 into a court appointed escrow account for the future payment of claims. In the second quarter of 2003, the Company revised its estimate of claims which resulted in income from discontinued operations for the quarter ended in June 28, 2003.

LABOR RELATIONS

Huffy Sports Company negotiated a new collective bargaining agreement in June 2003 that expires on June 19, 2005. Of the Company's total workforce 4% of the employees are subject to the new agreement, which included a three percent (3%) annual wage increase, improved retirement benefits, expanded healthcare network and language enhancing the parties relationships.

NOTE 8. LINES OF CREDIT AND LONG-TERM OBLIGATIONS

In September 2002, the Company entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation (Central), which has subsequently been amended. The interest rate under the revolving credit facility varies, based upon excess availability, from the prime rate to prime rate plus ..25%, or London Interbank Offering Rate (LIBOR) plus 1.75% to LIBOR plus 2.75%. On March 14, 2003, the Company entered into a $15,000 subordinated term note with Ableco Finance LLC. The new note is secured by a lien on the Company's trademarks and trade names and a subordinated position on all other assets pledged under the Company's revolving credit facility. The loan matures on the earlier of the maturity of the Company's revolving credit facility or five years. Financial covenants in the loan require the Company to maintain minimum EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), and a fixed charge coverage ratio.

In conjunction with the new term loan, the Company amended its credit facility with its existing lender to incorporate the new borrowing into the agreement. Financial covenants identical to the term loan were added to the revolving credit facility. In addition, changes were made in the revolving credit facility's existing Net Worth covenant, which raised the minimum net worth requirement to $60,000 and increases the minimum net worth requirement to $62,500 on January 1, 2004. The revolving credit facility is secured by all assets of the Company and its affiliates and will expire on December 31, 2004, with a 12-month renewal option. As of June 28, 2003, the Company was in compliance with these covenants.

From time to time, the Company has requested and received additional short-term borrowing authority under its revolving credit facility with Congress Financial to cover seasonal working capital. In May 2003, the Company obtained a $5,000 temporary increase on the revolving credit facility that expired in July 2003. In July 2003, the company amended its revolving credit facility to increase the maximum loan amount to $105,000 and to increase the revolving loan limit to $90,000. As of June 28, 2003, the revolving credit facility had $11,688 of borrowing capacity. Management believes that the available balance on the amended credit facility and internally generated cash flows will be sufficient to finance the Company's seasonal working capital and capital expenditure needs in the coming year. The Company considers on an ongoing basis alternative capital financing structures, including possible placements of equity securities and other hybrid financing instruments, as well as senior and subordinated debt arrangements.

Assets that are leased subject to capital leases include computer and office equipment with a cost of $1,589 and accumulated depreciation of $262 at June 28, 2003.

NOTE 9. SEGMENT DATA

Huffy classifies its business into two segments, sporting goods and services to retailers. The sporting goods segment includes Huffy companies which market wheeled recreational products, basketballs and other balls, golf clubs and accessories, snowboards and accessories, hockey equipment and apparel, snow skis and accessories, in-line skates, skateboards, other action sports accessories and the excess/opportunity inventory products. The sporting goods segment also includes Huffy companies which manufacture and market basketball backboards. The services to retailers segment includes; Huffy companies which assemble and repair bicycles, assemble grills, physical fitness equipment, and furniture; assemble and repair outdoor power equipment; and provide merchandising services to major retailers and for a number of well-known manufacturers and/or distributors serving the Home Center channel.

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

The information presented below is for the periods ended June 28, 2003 and June 29, 2002.

                                                    Three Months Ended                    Six Months Ended
                                           ---------------------------------       ---------------------------------
                                           June 28, 2003       June 29, 2002       June 28, 2003       June 29, 2002
                                           -------------       -------------       -------------       -------------

NET SALES TO UNAFFILIATED CUSTOMERS
Sporting Goods                               $  92,093           $  67,581           $ 167,468           $ 124,024
Services to Retailers                           25,389              25,832              44,640              39,774
                                             ---------           ---------           ---------           ---------
Total net sales                              $ 117,482           $  93,413           $ 212,108           $ 163,798
                                             =========           =========           =========           =========

EARNINGS (LOSS) BEFORE TAXES
Sporting Goods                               $   6,469           $   5,986           $   8,199           $  12,055
Services to Retailers                            1,153                (326)              1,756              (2,772)
                                             ---------           ---------           ---------           ---------
Total segment earnings before taxes              7,622               5,660               9,955               9,283

Corporate expenses, net                         (4,076)             (3,238)             (6,987)             (5,592)
Net interest expense                            (1,281)               (319)             (2,392)               (621)
                                             ---------           ---------           ---------           ---------

Earnings before income taxes                 $   2,265           $   2,103           $     576           $   3,070
                                             =========           =========           =========           =========

ASSETS
Sporting Goods                                                                       $ 229,362           $  85,524
Services to Retailers                                                                   61,685              86,049
                                                                                     ---------           ---------
TOTAL ASSETS                                                                         $ 291,047           $ 171,573
                                                                                     =========           =========

NOTE 10. DISCONTINUED OPERATIONS

As previously reported, Huffy Corporation divested its Washington Inventory Service subsidiary in November 2000. Subsequently, in late 2001 and mid 2002, two class action suits were filed in California seeking damages for alleged violations of labor practices. As a previous owner, Huffy was potentially obligated to indemnify the subsidiary purchaser for some portion of any liability it or such subsidiary had in the first case and had potential liability in the latter case, both limited to the periods it owned the subsidiary. After protracted negotiations and on advice of counsel, a settlement was negotiated and preliminary approved on January 28, 2003 by the Superior Court of California, County of Los Angeles. A charge to discontinued operations of $7,914 or $0.43 per common share was taken in the fourth quarter of 2002 to record the Company's estimated obligation related to this matter. The settlement was given final court approval, pending compliance with the terms of the Class Settlement Agreement, and a Judgment of Dismissal was issued on April 7, 2003. The Claims Administrator will issue its report as to claims made and on the amount of payments to be made in the third quarter 2003, not to exceed $5,200 for the Company. The Company contributed $5,121 into a court appointed escrow account for the future payment of claims. In the second quarter of 2003, the Company revised its estimate of claims which resulted in income form discontinued operations for the quarter ended in June 28, 2003 of $2,891 before tax, and $1,793 after tax.

In addition, during the second quarter, and based upon claims made, the Company recorded additional reserves for product liability related to products manufactured or sold by businesses which it previously owned. The charges recorded during the second quarter were $1,346 before tax, and $835 after tax.


NOTE 11. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses the financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 did not materially affect the Company's Financial Statements for the three months or six months ended June 28, 2003. The cumulative effect of implementing SFAS 143 has had an immaterial effect on the Company's financial statements taken as a whole.

The Company has adopted SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Costs addressed by SFAS 146 include costs to terminate a contract that is not a capital lease, costs of involuntary employee termination benefits pursuant to a one-time benefit arrangement, costs to consolidate facilities, and costs to relocate employees. SFAS 146 is effective for exit or disposal activities that were initiated after December 31, 2002. SFAS 146 changes the timing of expense recognition for certain costs the Company incurs while closing facilities or undertaking other exit or disposal activities; however, the timing difference is not typically significant in length. Adoption of SFAS 146 did not have a material impact on the Company's Financial Statements for the three months or six months ended June 28, 2003.

The Company has adopted SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as required by SFAS 123. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company's disclosure regarding the effects of stock-based compensation included in Note 5 is in compliance with SFAS 148.

The Company has adopted Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34"

("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions were applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's Financial Statements for the three months or six months ended June 28, 2003.

NOTE 12. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN 46 applies immediately to variable interest in VIEs created or obtained after January 31, 2003. For variable interests in a VIE created before February 1, 2003, FIN 46 is applied to the VIE no later than the end of the first interim or annual reporting period beginning after June 15, 2003 (the quarter ending September 27, 2003 for the Company). The Interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. Based on the Company's analysis, the Company does not believe FIN 46 will have a material impact on it's financial position, results of operations or liquidity.

On May 15, 2002, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial instruments with Characteristics of Both Liabilities and Equity. The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer.

Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company did not enter into any financial instruments within the scope of the Statement during June 2003. Adoption did not have an effect on the financial statements for the six months ended June 28, 2003. The Company adopted the provisions of the Statement on July 1, 2003.


In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 provides guidance relating to decisions made (a) as part of the Derivatives Implementation Group process, (b) in connection with other FASB projects dealing with financial instruments and (c) regarding implementation issues raised in the application of the definition of a derivative and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 28, 2003. The application of this Statement is not expected to have a material impact on the company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    THREE AND SIX MONTHS ENDED JUNE 28, 2003
                                COMPARED TO THE
                    THREE AND SIX MONTHS ENDED JUNE 29, 2002
                    ----------------------------------------
                (Dollar Amounts in Thousands, Except Share Data

                                                               THREE MONTHS ENDED
                                                               ------------------
                                       June 28, 2003       June 29, 2002         Change       Percentage
                                       -------------       -------------         ------       ----------
Net sales                                 $117,482           $ 93,413           $ 24,069          25.8%
Gross profit                                25,352             17,031              8,321          48.9%
          Percentage of revenues              21.6%             18.2%
SG&A expenses                               21,632             13,847              7,785          56.2%
          Percentage of revenues              18.4%              14.8%


                                                                SIX MONTHS ENDED
                                                                ----------------
                                       June 28, 2003       June 29, 2002         Change       Percentage
                                       -------------       -------------         ------       ----------
Net sales                                 $212,108           $163,798           $ 48,310          29.5%
Gross profit                                45,238             29,032             16,206          55.8%
          Percentage of revenues              21.3%              17.7%
SG&A expenses                               41,930             24,375             17,555          72.0%
          Percentage of revenues              19.8%              14.9%


For the second quarter of 2003, Huffy Corporation ("Huffy" or "Company") had net earnings from continuing operations of $1,813, or $0.12 per common share compared to net earnings for the same period in 2002 of $1,275, or $0.12 per common share. For the six months ended June 28, 2003 net earnings from continuing operations were $461, or $0.03 per common share, compared to $1,899, or $0.18 per common share, in the first half of 2002. Current year results include the earnings from Gen-X Sports Inc. acquired on September 19, 2002. The results and earnings of the McCalla companies for the period subsequent to the acquisition date of March 27, 2002, are included in the three and six months results

Net Sales

Net sales in the second quarter of 2003 were $117,482, an increase of 25.8%, compared to net sales of $93,413 for the same period in 2002. Revenue from services to retailers fell 1.7% from $25,832 in the second quarter of 2002 to $25,389 in the same period of 2003. Product sales rose 36.3% from $67,581 in the second quarter of 2002 to $92,093 in the same period of 2003. This sales gain was the result of the addition of Gen-X Sports to the Huffy portfolio. The core Huffy business, the businesses owned by Huffy prior to the Gen-X acquisition, suffered a decline in sales to Kmart of $7,687, reflecting not only the bankruptcy related decrease in Kmart store count, but also a decline in sales caused by a poor economy and this spring's unusual weather. Fortunately, much of this sales volume loss to Kmart was offset by market share gains with other customers in the sporting goods segment, and greater penetration in the home improvement market by the service segment. At this time, management does not believe that Kmart will have any further unfavorable impact on future sales volume or margin in the short term. The Company recently learned that its bid to retain a portion of its current business with a retailer in the home improvement segment was not accepted. This decision is not expected to impact 2003 sales volume, but could impact 2004 if replacement volume is not secured.

For the six months ended June 28, 2003, consolidated net sales were $212,108, an increase of 29.5% from $163,798 in the same period last year. Revenue from services to retailers rose 12.2% from $39,774 in the second quarter of 2002 to $44,640 in the same period of 2003. The addition of the McCalla Companies accounted for the majority of the increase in sales. Product sales rose 35.0% from $124,024 in the second quarter of 2002 to $167,468 in the same period of 2003. The core Huffy business, the businesses owned by Huffy prior to the Gen-X acquisition, suffered a decline in sales to Kmart of

$17,734, reflecting not only the bankruptcy related decrease in Kmart store count, but also a decline in sales caused by a poor economy and this spring's unusual weather. Fortunately, much of this sales volume loss to Kmart was offset by market share gains with other customers in the sporting goods segment, and greater penetration in the home improvement market by the service segment.


Gross Profit

Consolidated gross profit for the second quarter 2003 was $25,352, or 21.6% of net sales as compared to $17,031, or 18.2% of net sales reported for the same period in 2002, reflecting a 48.9% improvement over the prior year gross margin when measured as a percentage of net sales. The primary reason for this very significant improvement was the addition of Gen-X Sports Inc. and the McCalla Company to the Huffy portfolio. In addition, 2003 margins were favorably impacted by an improved margin structure in the service segment, where year over year margins improved by 4.0 percentage points reflecting improved pricing and a more efficient field cost structure.

For the first six months of 2003, gross profit was $45,238, or 21.3% of net sales, compared to $29,032, of 17.7% of net sales, compared to the same period in the prior year. Margins in the sporting goods segment improved primarily as a result of adding Gen-X to the Huffy portfolio. In the services to retailer segment, margins improved by 9.5 percentage points reflecting modest pricing improvements, coupled with improved year over year field efficiency, particularly in the first quarter.


Selling, General and Administrative Expenses

Selling, general and administrative expenses of $21,632, for the three months ended June 28, 2003 were higher than the $13,847 experienced during the same period in 2002. The primary reason for the increase in these expenses was the selling, general and administrative expenses added as a result of the acquisition of Gen-X Sports Inc. The Company also increased its investment in brand development by enhancing advertising and new product promotional spending during the second quarter of 2003. Administrative pension expense increased in 2003 by $1,141 over 2002 expense due to poor 2002 stock market performance and declining interest rates. Insurance costs increased in 2003 by $307 over the second quarter of 2002 due to the addition of Gen-X and a less favorable insurance market.

Selling, general and administrative expenses for the first half of 2003 were $41,930 versus $24,375 in the first six months of 2002. Increased pension expenses and the added selling, general and administrative expenses associated with the Gen-X and McCalla acquisitions were the primary reasons for the increase. Administrative pension expense increased in 2003 by $1,931 over 2002 expense due to poor 2002 stock market performance and declining interest rates. Insurance costs increased in 2003 by $1,255 over the second quarter of 2002 due to the addition of Gen-X and McCalla and a less favorable insurance market.


Net Interest Expense

Net interest expense increased from $319 for the second quarter of 2002 to $1,281 in the current year. For the six months ended June 28, 2003, net interest expense increased from $621 in the first half of 2002 to $2,392 in 2003. Borrowing costs to finance the acquisitions of Gen-X Sports Inc. and the McCalla Company as well as the increased working capital needs of these subsidiaries resulted in higher interest costs in 2003.

DISCONTINUED OPERATIONS

As previously reported, Huffy Corporation divested its Washington Inventory Service subsidiary in November 2000. Subsequently, in late 2001 and mid 2002, two class action suits were filed in California seeking damages for alleged violations of labor practices. As a previous owner, Huffy was potentially obligated to indemnify the subsidiary purchaser for some portion of any liability it or such subsidiary had in the first case and had potential liability in the latter case, both limited to the periods it owned the subsidiary. After protracted negotiations and on advice of counsel, a settlement was negotiated and preliminary approved on January 28, 2003 by the Superior Court of California, County of Los Angeles. A charge to discontinued operations of $7,914 or $0.43 per common share was taken in the fourth quarter of 2002 to record the Company's estimated obligation related to this matter. The settlement was given final court approval, pending compliance with the terms of the Class Settlement Agreement, and a Judgment of Dismissal was issued on April 7, 2003. The Claims Administrator will issue its report as to claims made and on the amount of payments to be made in the third quarter 2003, not to exceed $5,200 for the Company. The Company contributed $5,121 into a court appointed escrow account for the future payment of claims. In the second quarter of 2003, the Company revised its estimate of claims which resulted in income form discontinued operations for the quarter ended in June 28, 2003 of $2,891 before tax, and $1,793 after tax.

In addition, during the second quarter, and based upon claims made, the Company recorded additional reserves for product liability related to products manufactured or sold by businesses which it previously owned. The charges recorded during the second quarter were $1,346 before tax, and $835 after tax.


ACQUISITIONS

On September 19, 2002, the Company acquired all of the stock of Gen-X Sports Inc. in exchange for $19,001 in cash and the issuance of 4,161,241 shares of Huffy Corporation's common shares to the stockholders of both Gen-X companies. If there are no material breaches of representations and warranties, up to 193,549 additional common shares may be issued to the Gen-X shareholders on or after the first annual anniversary date. Gen-X did not meet certain financial performance objectives in 2002 that would have resulted in the issuance of up to 645,161 additional common shares. In addition, the acquired companies immediately upon acquisition redeemed $4,970 of preferred stock and refinanced their existing bank debt. Included in the assets acquired are trademarks, patents and licensing agreements recorded at their fair values of $45,800, $1,285 and $940, respectively, as well as goodwill in the amount of $12,861. Gen-X is a designer, marketer and distributor of branded sports equipment, including action sports products, winter sports products and golf products, and is a purchaser and reseller of excess sporting goods and athletic footwear inventories and special opportunity purchases.

On March 27, 2002, Huffy Service First acquired the stock of McCalla Company and its subsidiaries, Creative Retail Services, Inc. and Creative Retail Services (Canada) Inc. ("McCalla") for $5,400, less $500 net cash acquired, subject to certain post-closing adjustments. A contingent purchase price payment was recorded for the McCalla acquisition of $1,645 in the fourth quarter of 2002 and paid in April 2003. Of the total purchase price, $6,519 was recorded as goodwill and $300 was recorded as a covenant-not-to-compete. McCalla provides merchandising, including cycle and periodic product resets, stocking and sales training for a number of well-known manufacturers serving Home Depot, including, among others, Philips Lighting, Duracell, and Spectrum Brands.

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

In conjunction with the new term loan, the Company amended its credit facility with its existing lender to incorporate the new borrowing into the agreement. Financial covenants identical to the term loan were added to the revolving credit facility. In addition, changes were made in the revolving credit facility's existing Net Worth covenant, which raised the minimum net worth requirement to $60,000 and increases the minimum net worth requirement to $62,500 on January 1, 2004. The revolving credit facility is secured by all assets of the Company and its affiliates and will expire on December 31, 2004, with a 12 month renewal option. As of June 28, 2003, the Company was in compliance with these covenants.

From time to time, the Company has requested and received additional short-term borrowing authority under its revolving credit facility with Congress Financial to cover seasonal working capital. In May 2003, the Company obtained a $5,000 temporary increase on the revolving credit facility that expired in July 2003. As of June 28, 2003, the Company had $11,688 of borrowing capacity on its revolving credit facility. In July 2003, the Company amended its revolving credit facility to increase the maximum loan amount to $105,000 and to increase the revolving loan limit to $90,000.

Pre-bankruptcy receivables from Kmart were sold during the second quarter of 2002. The cash recovery from this transaction was consistent with previously established reserves.

At June 28, 2003, inventory was valued at $48,102 up from $41,847 at December 31, 2002. This increase is primarily the result of remaining seasonal inventory build up for summer sporting goods products. Accounts payable at June 28, 2003 are $57,982 as compared to $65,519 at the end of 2002. This decrease reflects the timing and mix of purchases, as well as the purchase terms in place. Accrued expenses and other current liabilities are $27,957 at June 28, 2003 versus $37,059 at December 31, 2002. This decrease is due primarily to the Company's payment into escrow of the anticipated claims related to the Washington Inventory Service litigation, as well as a reduction in the estimated liability associated with this litigation.

As of June 28, 2003. the Company has the following contractual obligations and outstanding borrowings that are expected to impact future liquidity and cash flows:

                                                                                            Due in
                                                                 -----------------------------------------------------------
                                                                 Less than                                            After
         Contractual Obligations                  Total            1 year         1-3 years        4-5 years         5 years
-------------------------------------------      -------         ---------        ---------        ---------         -------

Long-term debt                                   $15,000          $     -          $15,000          $     -          $     -
Capital leases                                     1,204              491              713                -                -
Operating leases                                  20,199           10,046            5,974            3,659              520
Purchase obligations                               4,384            1,369              981              809            1,225
                                                 -------          -------          -------          -------          -------
          Total contractual obligations          $40,787          $11,906          $22,668          $ 4,468          $ 1,745
                                                 =======          =======          =======          =======          =======

The Company's revolving credit facility is classified as a current liability in the accompanying condensed consolidated balance sheets.

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


IMPACT OF ACCOUNTING STANDARDS NOT YET ADOPTED

See Note 12 to the accompanying notes to Condensed Consolidated Financial Statements.


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

At June 28, 2003, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $257 in earnings before income taxes.

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

In accordance with SEC requirements, the CEO and CFO note that, since the date of the controls evaluation to the date of this Quarterly Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

The discussion in this quarterly report contains forward-looking statements and is qualified by the cautionary statements in the Company's report on Form 10-K, dated February 20, 2003.

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

B. As previously reported, Huffy Corporation divested its Washington Inventory Service subsidiary in November 2000. Subsequently, in late 2001 and mid 2002, two class action suits were filed in California seeking damages for alleged violations of labor practices. As a previous owner, Huffy was potentially obligated to indemnify the subsidiary purchaser for some portion of any liability it or such subsidiary had in the first case and had potential liability in the latter case, both limited to the periods it owned the subsidiary. After protracted negotiations and on advice of counsel, a settlement was negotiated and preliminarily approved on January 28, 2003 by the Superior Court of California, County of Los Angeles. A charge to discontinued operations of $7,914 or $0.43 per common share was taken in the fourth quarter of 2002 to record the Company's estimated obligation related to this matter. The settlement was given final court approval, pending compliance with the terms of the Class Settlement Agreement, and a Judgment of Dismissal was issued on April 7, 2003. The Claims Administrator is expected to issue its report as to claims made and on the amount of payments to be made in the third quarter, 2003, not to exceed $5,200 for the Company. The Company contributed $5,121 into a court appointed escrow account for the future payment of claims. In the second quarter of 2003, the Company revised its estimate of claims which resulted in income from discontinued operations for the quarter ended in June 28, 2003.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits - The exhibits, as shown in the "Index of Exhibits" attached hereto are applicable to be filed as a part of this report.

b. The Company filed two reports on Form 8-K dated June 9, 2003 and July 15, 2003 respectively, with the Securities and Exchange Commission regarding the Corporation's comments on a press release issued by Daniel Gilbert and Camelot Ventures and an earnings release announcing the financial results for the fiscal quarter ended June 28, 2003, respectively.

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


                                     HUFFY CORPORATION, Registrant



         August 12, 2003                  /s/ Timothy G. Howard
-------------------------------      ----------------------------------
Date                                      Timothy G. Howard
                                          Vice President - Corporate Controller
                                          (Principal Accounting Officer)

                                INDEX OF EXHIBITS


Exhibit
  No.                                         Item
--------          -------------------------------------------------------------
     (2)          Not applicable

     (3)          Not applicable

    (4.a) Amendment No. 6 to the Second Amended and Restated Loan and Security Agreement, dated as of May 9, 2003, by and among Huffy Corporation and its subsidiaries and Congress Financial Corporation (Central).

    (4.b) Amendment No. 7 to the Second Amended and Restated Loan and Security Agreement, dated as of July 9, 2003, by and among Huffy Corporation and its subsidiaries and Congress Financial Corporation (Central).

    (4.c) Amendment No. 8 to the Second Amended and Restated Loan and Security Agreement, dated as of July 31, 2003, by and among Huffy Corporation and its subsidiaries and Congress Financial Corporation (Central).

    (11)          Not applicable

    (15)          Not applicable

    (18)          Not applicable

    (19)          Not applicable

    (22)          Not applicable

    (23)          Not applicable

    (24)          Not applicable

    (31)          Section 302 Certification

    (32)          Section 906 Certification