Form 10-Q
period 2003-09-27
HUFFY CORP
filed 2003-11-12
CIK 225463

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                    September 27, 2003
                  --------------------------------------------------------------
                                       OR

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

                              Yes   X     No
                                  -----      ------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                              Yes   X     No
                                  -----      ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding Shares:  16,167,572 as of   October 31, 2003
                     ----------       --------------------------

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS:


                                HUFFY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                           Three Months Ended                    Nine Months Ended
                                                    --------------------------------      -------------------------------
                                                    September 27,      September 30,      September 27,     September 30,
                                                         2003               2002               2003               2002
                                                    -------------      -------------      -------------     -------------

Product sales                                       $     82,931       $     60,686       $    250,399       $    184,710
Services to retailers                                     23,812             22,342             68,452             62,116
                                                    ------------       ------------       ------------       ------------
          Net sales                                      106,743             83,028            318,851            246,826

Product cost of sales                                     66,579             47,406            195,514            144,380
Services to retailers cost of sales                       19,941             19,667             57,876             57,459
                                                    ------------       ------------       ------------       ------------
          Cost of sales                                   86,520             67,073            253,390            201,839
                                                    ------------       ------------       ------------       ------------
          Gross profit                                    20,223             15,955             65,461             44,987

Selling, general and administrative expenses              16,486             12,826             58,416             37,201
                                                    ------------       ------------       ------------       ------------
          Operating income                                 3,737              3,129              7,045              7,786

 Other expense, net
          Interest expense                                 1,455                287              3,847                908
          Other (income) expense                            (630)               419               (290)             1,385
                                                    ------------       ------------       ------------       ------------
Earnings before income taxes and                           2,912              2,423              3,488              5,493
   discontinued operations
Income tax expense                                           583                754                698              1,925
                                                    ------------       ------------       ------------       ------------
          Earnings from continuing operations              2,329              1,669              2,790              3,568
Discontinued operations:
    Income (loss) from discontinued
      operations, net of income taxes                        589               (723)             1,547               (723)
                                                    ------------       ------------       ------------       ------------
Net earnings                                        $      2,918       $        946       $      4,337       $      2,845
                                                    ============       ============       ============       ============
Earnings per common share:
Basic:
    Weighted average number of common shares          15,677,536         11,871,429         15,123,752         10,896,562
    Earnings from continuing operations             $       0.15       $       0.14       $       0.19       $       0.33
    Earnings (loss) from discontinued operations            0.04              (0.06)              0.10              (0.07)
                                                    ------------       ------------       ------------       ------------
    Net earnings per common share                   $       0.19       $       0.08       $       0.29       $       0.26
                                                    ============       ============       ============       ============
Diluted:
    Weighted average number of common shares          15,892,851         12,128,033         15,339,068         11,153,166
    Earnings from continuing operations             $       0.15       $       0.14       $       0.18       $       0.32
    Earnings (loss) from discontinued operations            0.03              (0.06)              0.10              (0.06)
                                                    ------------       ------------       ------------       ------------
    Net earnings per common share                   $       0.18       $       0.08       $       0.28       $       0.26
                                                    ============       ============       ============       ============




     See accompanying notes to condensed consolidated financial statements.

                                HUFFY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollar Amounts In Thousands)
                                   (Unaudited)

                                                                         September 27,    December 31,
                                                                             2003             2002
                                                                         -------------    ------------
ASSETS
Current assets:
          Cash and cash equivalents                                        $   3,421       $   5,419
          Accounts and notes receivables, net                                101,912          92,850
          Inventories, net                                                    59,657          41,847
          Prepaid expenses and deferred income taxes                          23,665          20,982
          Net assets held for sale                                             5,480           5,480
                                                                           ---------       ---------
                    Total current assets                                     194,135         166,578
                                                                           ---------       ---------

Property, plant and equipment, at cost                                        45,315          41,331
          Less:  Accumulated depreciation and amortization                    32,743          30,191
                                                                           ---------       ---------
                    Net property, plant and equipment                         12,572          11,140
                                                                           ---------       ---------

Excess of cost over net assets acquired, net                                  29,200          26,663
Intangible assets, net                                                        47,645          48,112
Other assets, net                                                             32,227          29,708
                                                                           ---------       ---------

                    Total assets                                           $ 315,779       $ 282,201
                                                                           =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
          Notes payable                                                    $  68,840       $  54,069
          Current installments of long-term obligations                        5,108           5,258
          Accounts payable                                                    66,823          65,519
          Accrued expenses and other current liabilities                      30,031          37,059
                                                                           ---------       ---------
                    Total current liabilities                                170,802         161,905
                                                                           ---------       ---------

Long-term obligations, less current installments                              15,624             317
Pension liabilities                                                           29,454          31,934
Other long-term liabilities                                                   15,920          16,298
                                                                           ---------       ---------
                    Total liabilities                                        231,800         210,454
                                                                           ---------       ---------

Shareholders' equity:
          Common stock                                                        22,322          21,153
          Additional paid-in capital                                         101,977          95,267
          Retained earnings                                                   78,013          73,769
          Unearned stock compensation                                            (45)            (18)
          Accumulated other comprehensive loss                               (28,415)        (28,551)
          Treasury shares, at cost                                           (89,873)        (89,873)
                                                                           ---------       ---------
                    Total shareholders' equity                                83,979          71,747
                                                                           ---------       ---------

                    Total liabilities and shareholders' equity             $ 315,779       $ 282,201
                                                                           =========       =========


     See accompanying notes to condensed consolidated financial statements.

                                HUFFY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts In Thousands)
                                   (Unaudited)


                                                                                    Nine Months Ended
                                                                               ----------------------------
                                                                               September 27,  September 30,
                                                                                    2003           2002
                                                                               -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings from continuing operations                                           $  2,790       $  3,568

Adjustments to reconcile net earnings from continuing operations to net cash used in operating activities:

          Depreciation and amortization                                              3,602          2,643
          Income (loss) from discontinued operations                                 1,547           (723)

          Gain on sale of property, plant and equipment                                  4             12
          Deferred income taxes                                                      1,117        (11,644)
          Changes in assets and liabilities:

                    Accounts and notes receivable, net                              (9,062)         4,304
                    Inventories                                                    (17,810)       (12,089)
                    Prepaid expenses                                                (2,683)        (3,099)
                    Other assets                                                    (3,686)        14,049
                    Accounts payable                                                 1,304          6,516
                    Accrued expenses and other current liabilities                  (7,028)        (6,269)
                    Other long-term liabilities                                      3,467         (2,492)
                                                                                  --------       --------
                    Net cash used in operating activities                          (26,438)        (5,224)

===========================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:

          Capital expenditures                                                      (4,534)        (1,977)
          Acquisition of businesses, net of cash acquired                           (1,360)       (23,901)
                                                                                  --------       --------
                    Net cash used in investing activities                           (5,894)       (25,878)

===========================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:

          Net increase in notes payable                                             14,771         46,821
          Repayment of debt assumed in the Gen-X acquisition                             -        (37,800)
          Preferred shares redeemed                                                      -         (4,970)
          Issuance of long-term debt                                                16,001            458
          Repayments of long-term debt                                                (844)          (123)
          Issuance of common shares                                                    406            689
                                                                                  --------       --------
                    Net cash provided by financing activities                       30,334          5,075

===========================================================================================================
     Net change in cash and cash equivalents                                        (1,998)       (26,027)
          Cash and cash equivalents:
                    Beginning of the year                                            5,419         26,541
                                                                                  --------       --------
                    End of the period                                             $  3,421       $    514
===========================================================================================================

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

NOTE 1. FINANCIAL STATEMENT PRESENTATION

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements ("Financial Statements") include the accounts of the Company and all of its subsidiaries. All inter-company transactions and balances have been eliminated. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2002. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2002. In the opinion of management, the accompanying Financial Statements include all adjustments considered necessary to present fairly, when read in conjunction with the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2002, the financial position as of September 27, 2003, and the results of operations and cash flows for the quarter and nine months ended September 27, 2003 and September 30, 2002. The results for these interim periods are not necessarily indicative of the results to be expected for the full year.

The results of operations and cash flows for the nine months ended September 30, 2002, do not include a full nine months of the results of Gen-X Sports, Inc., as the date of the acquisition was September 19, 2002. The McCalla Company was acquired on March 27, 2002, and is included in 2002 results of operations and cash flows from the date of acquisition.

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

FREIGHT- The Company classifies outbound freight expense to customers as an adjustment to product sales revenue on the accompanying consolidated statements of earnings. For the three months ended September 27, 2003 and September 30, 2002, freight expense was $1,525 and $656, respectively. For the nine months ended September 27, 2003 and September 30, 2002, freight expense was $2,970 and $1,635, respectively.

NOTE 2. INVENTORIES

The components of inventories are as follows:


                                                           SEPTEMBER 27,                DECEMBER 31,
                                                                2003                        2002
                                                        ---------------------       ---------------------
               Finished goods                                        $53,478                     $36,104
               Work-in-progress                                          145                         147
               Raw materials and supplies                              6,034                       5,596
                                                        ---------------------       ---------------------
                                                                     $59,657                      $41,847
                                                        =====================       =====================

NOTE 3. ACQUISITIONS

On September 19, 2002, the Company acquired all of the stock of Gen-X Sports Inc. and Gen-X Sports, Inc. and their subsidiaries in exchange for $19,001 in cash and the issuance of 4,161,241 shares of Huffy Corporation's common shares to the stockholders of both Gen-X companies. The $7.687 per share value of the common shares issued was determined based upon the average market price of Huffy Corporation's common shares over the two day period before and after the terms of the acquisition were agreed to and announced. Per the terms of the agreement, 193,466 additional common shares were issued to the Gen-X shareholders on or about the first annual anniversary date. Gen-X did not meet certain financial performance objectives in 2002, which would have resulted in the issuance of up to 645,161 additional common shares. In addition, the acquired Gen-X companies, immediately upon acquisition, redeemed $4,970 of preferred stock at face value and refinanced their existing bank debt. Included in the assets acquired were trademarks, patents and licensing agreements recorded at their fair values of $45,814, $1,301 and $940, respectively, as well as goodwill in the amount of $14,643. The fair values for these assets, excluding goodwill, were determined by an independent third-party appraiser. Gen-X is a designer, marketer and distributor of branded sports equipment, including action sports products, winter sports products and golf products, and is a purchaser and reseller of excess sporting goods and athletic footwear inventories and special opportunity purchases.

The table below presents unaudited pro forma condensed combining statements of operations from the Company and Gen-X Sports, Inc. for the three and nine months ended September 30, 2002. The unaudited pro forma condensed combining statements of operations are presented as if the Gen-X Sports Inc. and Gen-X Sports, Inc. merger had occurred on January 1, 2002.

           Huffy Corporation, Gen-X Sports Inc. and Gen-X Sports, Inc. Summary Unaudited Pro Forma Condensed Combining Statement of Operations
              (Dollar amounts in thousands, except per share data)


                                                                                 PRO FORMA
                                                                            SEPTEMBER 30, 2002
                                                      ---------------------------------------------------------------
                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           ------------------                -----------------
                                                         HUFFY          PRO FORMA          HUFFY          PRO FORMA
                                                      CORPORATION       COMBINED        CORPORATION        COMBINED
                                                      -----------      -----------      -----------      -----------
Net sales                                             $   106,743      $   111,338      $   318,851      $   340,470
Earnings from continuing operations                         2,329            1,352            2,790            5,294
          Per common share
          Basic                                       $      0.15      $      0.09      $      0.19      $      0.36
          Diluted                                     $      0.15      $      0.09      $      0.18      $      0.36
Shares used in calculation of earnings per share
          Basic                                        15,677,536       14,658,923       15,123,752       14,599,888
          Diluted                                      15,892,851       14,915,527       15,339,068       14,856,492

During the first nine months of 2003, goodwill was increased $2,539 for the issuance of hold-back shares as well as additional legal costs and other professional fees associated with the acquisition. Gen-X patents and trademarks increased during the first nine months of 2003 by $30 for costs associated with securing new patents and trademarks.

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

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

The Company has the following intangible assets as of September 27, 2003 and December 31, 2002:

                                                            SEPTEMBER 27, 2003                DECEMBER 31, 2002
                                                       ----------------------------      ----------------------------
                                                         GROSS                             GROSS
                                                        CARRYING        ACCUMULATED       CARRYING       ACCUMULATED
                                                         AMOUNT        AMORTIZATION        AMOUNT        AMORTIZATION
                                                       ----------      ------------      ----------      ------------
Assets subject to amortization:
          Gen-X patents                                $    1,301       $      180       $    1,285       $       49
          Gen-X license agreements                            940              440              940              119
          McCalla covenant not to compete                     300               90              300               45
                                                       ----------       ----------       ----------       ----------
Total assets subject to amoritzation:                  $    2,541       $      710       $    2,525       $      213
                                                       ==========       ==========       ==========       ==========
Assets not subject to amortization:
Trademarks at Gen-X                                    $   45,814       $        -       $   45,800       $        -
Goodwill recorded in connection with the
     Gen-X acquisition                                     14,643                -           12,104                -
Goodwill in the Huffy Bicycle business unit                 8,824            2,380            8,824            2,380
Goodwill in Huffy Sports business unit                      1,973              569            1,973              569
Goodwill recorded in connection with the
     McCalla acquisition                                    6,519                -            6,521                -
Goodwill in Huffy Service First business unit                 478              288              478              288
                                                       ----------       ----------       ----------       ----------
Total assets not subject to amortization               $   78,251       $    3,237       $   75,700       $    3,237
                                                       ==========       ==========       ==========       ==========

Prior to the adoption of SFAS No. 142, the Company amortized the excess of cost over net assets acquired on a straight-line basis over fifteen to forty years.

Changes in the carrying value of intangible assets for the nine months ended September 27, 2003, are as follows:

                                                   DECEMBER 31,                                       SEPTEMBER 27,
                                                      2002                                                2003
                                                     GROSS                                                GROSS
                                                    CARRYING                                            CARRYING
                                                     AMOUNT          ADDITIONS       ADJUSTMENTS         AMOUNT
                                                   ----------       ----------       ----------        ----------
Assets subject to amortization:
          Gen-X patents                            $    1,285       $       16       $        -        $    1,301
          Gen-X license agreements                        940                8               (8)              940
          McCalla covenant not to compete                 300                -                -               300
                                                   ----------       ----------       ----------        ----------
Total assets subject to amoritzation:              $    2,525       $       24       $       (8)       $    2,541
                                                   ==========       ==========       ==========        ==========
Assets not subject to amortization:

Trademarks at Gen-X                                $   45,800       $        6       $        8        $   45,814
Goodwill recorded in connection with the
     Gen-X acquisition                                 12,104            2,539                -            14,643
Goodwill in the Huffy Bicycle business
unit                                                    8,824                -                -             8,824
Goodwill in Huffy Sports business unit                  1,973                -                -             1,973
Goodwill recorded in connection with the
     McCalla acquisition                                6,521                -               (2)            6,519
Goodwill in Huffy Service First business
unit                                                      478                -                -               478
                                                   ----------       ----------       ----------        ----------
Total assets not subject to amortization           $   75,700       $    2,545       $        6        $   78,251
                                                   ==========       ==========       ==========        ==========


The Company's reporting units are tested annually during the fourth quarter for impairment.

NOTE 5. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                          NINE MONTHS ENDED
                                                              -----------------------------------------
                                                              SEPTEMBER 27, 2003     SEPTEMBER 30, 2002
                                                              ------------------     ------------------
Cash paid (received) during the period for:
     Interest                                                    $      5,648           $        505
     Taxes                                                              1,115                   (119)
====================================================================================================

Details of acquisitions:
     Fair value of assets                                        $          -           $    136,745
     Liabilities                                                            -                 80,787
                                                                 ------------           ------------

          Net assets acquired                                               -                 55,958
     Less:  common shares issued                                            -                 31,987
     Less:  preferred shares redeemed                                       -                  4,970
                                                                 ------------           ------------
          Cash paid for Gen-X common shares                                 -                 19,001
                                                                 ------------           ------------

Cash paid for McCalla acquisition                                           -                  5,400
     Less:  cash acquired                                                   -                    500
                                                                 ------------           ------------
          Net cash paid for McCalla acquisition                             -                  4,900
                                                                 ------------           ------------

          Net cash paid for acquisitions                         $          -           $     23,901
====================================================================================================

Non-cash transactions:
     Issuance of common stock to pension plan                    $      6,309           $          -
     Issuance of hold-back shares                                       1,164                      -
====================================================================================================



NOTE 6. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss consist of the following:

                                                              September 27, 2003      December 31, 2002
                                                              ------------------      -----------------
Foreign currency translation adjustment                          $       (883)          $       (913)
Unrealized loss on derivative financial instruments                      (102)                  (208)
Minimum pension liability                                             (27,430)               (27,430)
                                                                 ------------           ------------
                                                                 $    (28,415)          $    (28,551)
                                                                 ============           ============


Components of comprehensive income (loss) consist of the following for the nine months ended:

                                                              September 27, 2003      September 30, 2002
                                                              ------------------      ------------------
Net earnings                                                     $      4,337           $      2,845
Other comprehensive income (loss):
          Minimum pension liability, net of income tax
          benefit of $11,185                                                -                (20,698)
          Unrealized gain on derivative financial instruments             106                     77
          Foreign currency translation adjustment                          30                      1
                                                                 ------------           ------------
Comprehensive income (loss)                                      $      4,473           $    (17,775)
                                                                 ============           ============

NOTE 7. STOCK OPTION PLANS

The Company applies the principles of APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan except for options issued below fair market value. The compensation cost (benefit) that has been charged against earnings for options issued below fair market value and options issued to replace canceled options, was $(53) and $(39) (after tax $(33) and $(24)) for the three month periods ended September 27, 2003 and September 30, 2002, respectively and $103 and $136 (after tax $64 and $84) for the nine month period ended September 27, 2003 and September 30, 2002 respectively. Had compensation cost for the Company's stock-based compensation plans been determined using the fair value method of accounting for stock compensation, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                              Three Months Ended                     Nine Months Ended
                                                              ------------------                     -----------------
                                                     SEPTEMBER 27, 2003  SEPTEMBER 30, 2002  SEPTEMBER 27, 2003  SEPTEMBER 30, 2002
                                                     ------------------  ------------------  ------------------  ------------------
Net earnings as reported                                 $    2,918          $      946          $    4,337          $    2,845
Deduct: Total stock-based employee  compensation
expense determined under fair value based
method for all awards, net of related tax effect               (263)               (186)               (788)               (558)
Pro forma net earnings                                        2,655                 760               3,549               2,287
Diluted net earnings per common share:
As reported                                              $     0.18          $     0.08          $     0.28          $     0.26
Pro forma                                                      0.17                0.06                0.23                0.21

The Company records compensation cost for awards with pro rata vesting ratably over the vesting period.


NOTE 8. GUARANTEES, COMMITMENTS AND CONTINGENCIES

CLAIMS AND ALLOWANCES

The Company maintains a reserve for product liability based upon expected settlement charges for pending claims and an estimate of unreported claims derived from experience, volume and product sales mix. Product liability expense is recorded in cost of sales on the accompanying condensed consolidated statements of earnings. The Company's policy is to fully reserve for warranty claims that have been or may be incurred on all products that have been shipped. The reserves are calculated based on claims that have been submitted but not settled. The calculation also considers anticipated claims based upon historical performance. Some major retailers have chosen to manage the warranty process in exchange for a claims allowance based on sales volume. The portion of the reserve related to retailer claims allowances is netted against accounts receivable while the balance of the reserve is classified as an accrued liability on the balance sheet. Additions to the reserve are treated as a deduction from net sales if they relate to a negotiated claim allowance and as selling, general and administrative costs if they relate to a general warranty expense.

The following is a roll-forward of the Company's claims and allowance activity for 2003:

                                    RETAILER CLAIMS      GENERAL
                                      ALLOWANCES         WARRANTY           TOTAL
                                      ----------        ----------        ----------
Balance December 31, 2002             $      802        $      143        $      945
Additions to reserves                         75               314               389
Settled claims                              (514)             (393)             (907)
                                      ----------        ----------        ----------
Balance September 27, 2003            $      363        $       64        $      427
                                      ==========        ==========        ==========

The Company remains potentially responsible for product liability claims related to the Gerry Baby Products Company for which the Company sold the assets on April 27, 1997. Until July of 2002 when it expired, the Company maintained a claims made based insurance policy covering product liability expense associated with products manufactured while it owned Gerry Baby Products. When this policy expired, the Company purchased new insurance that provides occurrence based coverage on each claim that exceeds $5,000 in value.

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

The Company has recorded environmental accruals that, based upon the information available, are adequate to satisfy remediation requirements known at this time. The total accrual for estimated environmental remediation costs related to the Superfund site and other potential environmental liabilities was $4,482 ($6,032 before discounting) at September 27, 2003. Of that amount, the Company has a deposit of $3,538 that is held in escrow under the terms of the settlement agreement. Amounts in escrow will be used to fund future costs and will serve as a long-term performance assurance pending the completion of remediation. Management expects that the expenditures relating to costs currently accrued will be made over a period of fourteen years.

The environmental escrow accounts are classified as current prepaid assets on the accompanying condensed consolidated balance sheets if the funds are expected to be expended within the next 12 months and as long-term other assets for those funds, which are expected to be expended beyond 12 months. The current escrow balance at September 27, 2003 was $879 and the long-term escrow balance at September 27, 2003 was $2,659. The environmental accrual is similarly classified on the accompanying condensed consolidated balance sheet with $879 shown in accrued liabilities and $3,603 shown in other long-term liabilities as of September 27, 2003.

LITIGATION

The Company along with numerous California water companies and other potentially responsible parties ("PRPs") for the Baldwin Park Operable Unit of the San Gabriel Valley Superfund have been named in fourteen civil lawsuits which allege bodily injury and property damage claims related to the contaminated groundwater in the Azusa, California area (collectively, the "San Gabriel Cases").

The San Gabriel Cases had been stayed for a variety of reasons, including a number of demurrers and writs taken in the Appellate Division, relating primarily to the California Public Utilities Commission ("PUC") investigation described below. The resulting Appellate Division decisions were reviewed by the California Supreme Court, which ruled in February 2003. The cases have been reactivated as a result of the California Supreme Court's decision, with the trial level Coordination Judge holding a number of Status Conferences on all of the cases, at which conferences issues pertaining to the three master complaints (two of which include the Company as a defendant), demurrers to such master complaints, case management orders and initial written discovery and hears to resolve the PUC-related issues remanded by the California Supreme Court were discussed. As noted by the matters being discussed with the Court, the toxic tort cases are in their initial stages. Thus, it is impossible to currently predict the outcome of any of the actions.

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

As previously reported, Huffy Corporation divested its Washington Inventory Service subsidiary in November 2000. Subsequently, in late 2001 and mid 2002, two class action suits were filed in California seeking damages for alleged violations of labor practices. As a previous owner, Huffy was potentially obligated to indemnify the subsidiary purchaser for some portion of any liability it or such subsidiary had in the first case and had potential liability in the latter case, both limited to the periods it owned the subsidiary. After protracted negotiations and on advice of counsel, a settlement was negotiated and preliminarily approved on January 28, 2003 by the Superior Court of California, County of Los Angeles. A charge to discontinued operations of $7,914 or $0.43 per common share was taken in the fourth quarter of 2002 to record the Company's estimated obligation related to this matter. The settlement was given final court approval, pending compliance with the terms of the Class Settlement Agreement, and a Judgment of Dismissal was issued on April 7, 2003. The Claims Administrator will issue its report as to claims made and on the amount of payments to be made in the fourth quarter, 2003, not to exceed $5,200 for the Company. The Company contributed $5,121 into a court appointed escrow account for the future payment of claims. In the third quarter of 2003, the Company revised its estimate of claims which resulted in income from discontinued operations for the quarter ended in September 27, 2003, of $950 before tax, and $589 after tax.


NOTE 9. LINES OF CREDIT AND LONG-TERM OBLIGATIONS

In September 2002, the Company entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation (Central), which has subsequently been amended. The interest rate under the revolving credit facility varies, based upon excess availability, from the prime rate to prime rate plus ..25%, or London Interbank Offering Rate (LIBOR) plus 1.75% to LIBOR plus 2.75%. On March 14, 2003, the Company entered into a $15,000 subordinated term note with Ableco Finance LLC. The new note is secured by a lien on the Company's trademarks and trade names and a subordinated position on all other assets pledged under the Company's revolving credit facility. The loan matures on the earlier of the maturity of the Company's revolving credit facility or five years. Financial covenants in the loan require the Company to maintain minimum EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), and a fixed charge coverage ratio. In conjunction with the new term loan, the Company amended its credit facility with its existing lender to incorporate the new borrowing into the agreement. Financial covenants identical to the term loan were added to the revolving credit facility. In addition, changes were made in the revolving credit facility's existing Net Worth covenant, which raised the minimum net worth requirement to $60,000 and increases the minimum net worth requirement to $62,500 on January 1, 2004. The revolving credit facility is secured by all assets of the Company and its affiliates and will expire on December 31, 2004, with a 12-month renewal option. As of September 27, 2003, the Company was in compliance with these covenants.

From time to time, the Company has requested and received additional short-term borrowing authority under its revolving credit facility with Congress Financial to cover seasonal working capital requirements. In July 2003, the Company amended its revolving credit facility to increase the maximum loan amount to $105,000 and to increase the revolving loan limit to $90,000. As of September 27, 2003, the revolving credit facility had $10,847 of borrowing capacity. Management believes that the available balance on the amended credit facility and internally generated cash flows will be sufficient to finance the Company's seasonal working capital and capital expenditure needs in the coming year. The Company considers on an ongoing basis alternative capital financing structures, including possible placements of equity securities and other hybrid financing instruments, as well as senior and subordinated debt arrangements.

Assets that are leased subject to capital leases include computer and office equipment with a cost of $1,674 and accumulated depreciation of $(491) at September 27, 2003.

NOTE 10. SEGMENT DATA

Huffy classifies its business into two segments, sporting goods and services to retailers. The sporting goods segment includes Huffy companies which market wheeled recreational products, basketballs and other balls, golf clubs and accessories, snowboards and accessories, hockey equipment and apparel, snow skis and accessories, in-line skates, skateboards, other action sports accessories and the excess/opportunity inventory products. The sporting goods segment also includes Huffy companies which manufacture and market basketball backboards. The services to retailers segment includes Huffy companies which: assemble and repair bicycles, assemble grills, physical fitness equipment, and furniture; assemble and repair outdoor power equipment; and provide merchandising services to major retailers and for a number of well-known manufacturers and/or distributors serving the Home Center channel.

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

The information presented below is for the periods ended September 27, 2003 and September 30, 2002.


                                                      Three Months Ended                            Nine Months Ended
                                              -----------------------------------         -----------------------------------
                                              September 27,         September 30,         September 27,         September 30,
                                                  2003                   2002                 2003                  2002
                                              -------------         -------------         -------------         -------------

NET SALES TO UNAFFILIATED CUSTOMERS
Sporting Goods                                 $   82,931            $   60,686            $  250,399            $  184,710
Services to Retailers                              23,812                22,342                68,452                62,116
                                               ----------            ----------            ----------            ----------
Total net sales                                $  106,743            $   83,028            $  318,851            $  246,826
                                               ==========            ==========            ==========            ==========

EARNINGS BEFORE TAXES
Sporting Goods                                 $    1,721            $    4,267            $    9,920            $   16,322
Services to Retailers                               2,414                  (223)                4,170                (2,995)
                                               ----------            ----------            ----------            ----------
Total segment earnings before taxes                 4,135                 4,044                14,090                13,327

Corporate expenses, net                               232                (1,334)               (6,755)               (6,926)
Net interest expense                               (1,455)                 (287)               (3,847)                 (908)
                                               ----------            ----------            ----------            ----------
Earnings before income taxes                   $    2,912            $    2,423            $    3,488            $    5,493
                                               ==========            ==========            ==========            ==========

                                                                                          September 27,        December 31,
                                                                                              2003                  2002
                                                                                          -------------        ------------
     ASSETS
     Sporting Goods                                                                        $  250,365           $   223,437
     Services to Retailers                                                                     65,414                58,764
                                                                                           ----------            ----------
     TOTAL ASSETS                                                                          $  315,779           $   282,201
                                                                                           ==========            ==========

NOTE 11. DISCONTINUED OPERATIONS

As previously reported, Huffy Corporation divested its Washington Inventory Service subsidiary in November 2000. Subsequently, in late 2001 and mid 2002, two class action suits were filed in California seeking damages for alleged violations of labor practices. As a previous owner, Huffy was potentially obligated to indemnify the subsidiary purchaser for some portion of any liability it or such subsidiary had in the first case and had potential liability in the latter case, both limited to the periods it owned the subsidiary. After protracted negotiations and on advice of counsel, a settlement was negotiated and preliminarily approved on January 28, 2003 by the Superior Court of California, County of Los Angeles. A charge to discontinued operations of $7,914 or $0.43 per common share was taken in the fourth quarter of 2002 to record the Company's estimated obligation related to this matter. The settlement was given final court approval, pending compliance with the terms of the Class Settlement Agreement, and a Judgment of Dismissal was issued on April 7, 2003. The Claims Administrator will issue its report as to claims made and on the amount of payments to be made in the fourth quarter 2003, not to exceed $5,200 for the Company. The Company contributed $5,121 into a court appointed escrow account for the future payment of claims. In the third quarter of 2003, the Company revised its estimate of claims which resulted in income from discontinued operations for the quarter ended September 27, 2003 of $950 before tax, and $589 after tax.

NOTE 12. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses the financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 did not materially affect the Company's Financial Statements for the three months or nine months ended September 27, 2003. The cumulative effect of implementing SFAS 143 has had an immaterial effect on the Company's financial statements taken as a whole.

The Company has adopted SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Costs addressed by SFAS 146 include costs to terminate a contract that is not a capital lease, costs of involuntary employee termination benefits pursuant to a one-time benefit arrangement, costs to consolidate facilities, and costs to relocate employees. SFAS 146 is effective for exit or disposal activities that were initiated after December 31, 2002. SFAS 146 changes the timing of expense recognition for certain costs the Company incurs while closing facilities or undertaking other exit or disposal activities; however, the timing difference is not typically significant in length. Adoption of SFAS 146 did not have a material impact on the Company's Financial Statements for the three months or nine months ended September 27, 2003.

The Company has adopted SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as required by SFAS 123. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company's disclosure regarding the effects of stock-based compensation included in Note 7 is in compliance with SFAS 148.

The Company has adopted Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions were applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's Financial Statements for the three months or nine months ended September 27, 2003.

The Company has adopted SFAS No. 150, "Accounting for Certain Financial instruments with Characteristics of Both Liabilities and Equity". The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption did not have an effect on the financial statements for the nine months ended September 27, 2003.

The Company adopted SFAS No. 149, "Amendment of Statement 133 on derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 provides guidance relating to decisions made (a) as part of the Derivatives Implementation Group process, (b) in connection with other FASB projects dealing with financial instruments and (c) regarding implementation issues raised in the application of the definition of a derivative and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 28, 2003. The application of this Statement did not have a material impact on the company's consolidated financial statements.

NOTE 13. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN 46 applies immediately to variable interest in VIEs created or obtained after January 31, 2003. For variable interests in a VIE created before February 1, 2003, FIN 46 is applied to the VIE no later than the end of the first interim or annual reporting period ending after December 15, 2003 (the quarter ending December 31, 2003 for the Company). The Interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The adoption of FIN 46 is not expected to have a material impact on it's financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                 THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2003
                                 COMPARED TO THE
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002
                 ----------------------------------------------
                (Dollar Amounts in Thousands, Except Share Data)

                                                                       THREE MONTHS ENDED
                                                                       ------------------
                                       September 27, 2003    September 30, 2002        Change              Percentage
                                      --------------------   ------------------     -------------       ----------------
Net sales                                   $  106,743           $   83,028           $   23,715                28.6%
Gross profit                                    20,223               15,955                4,268                26.8%
          Percentage of revenues                 18.9%                19.2%
SG&A expenses                                   16,486               12,826                3,660                28.5%
          Percentage of revenues                 15.4%                15.4%


                                                                        NINE MONTHS ENDED
                                                                        -----------------
                                       September 27, 2003    September 30, 2002        Change              Percentage
                                      --------------------   ------------------     -------------       ----------------
Net sales                                   $  318,851           $  246,826           $   72,025                29.2%
Gross profit                                    65,461               44,987               20,474                45.5%
          Percentage of revenues                 20.5%                18.2%
SG&A expenses                                   58,416               37,201               21,215                57.0%
          Percentage of revenues                 18.3%                15.1%

For the third quarter of 2003, Huffy Corporation ("Huffy" or "Company") had net earnings from continuing operations of $2,329, or $0.15 per common share compared to net earnings for the same period in 2002 of $1,669, or $0.14 per common share. For the nine months ended September 27, 2003 net earnings from continuing operations were $2,790, or $0.19 per common share, compared to $3,568, or $0.33 per common share, in the first nine months of 2002. Current year results include the earnings from Gen-X Sports Inc. acquired on September 19, 2002. The results and earnings of the McCalla companies for the period subsequent to the acquisition date of March 27, 2002, are also included in the three and nine months results.

Net Sales

Net sales in the third quarter of 2003 were $106,743, an increase of 28.6%, compared to net sales of $83,028 for the same period in 2002. Revenue from services to retailers rose 6.6% from $22,342 in the third quarter of 2002 to $23,812 in the same period of 2003. Product sales rose 36.7% from $60,686 in the third quarter of 2002 to $82,931 in the same period of 2003. This sales gain was the result of the addition of Gen-X Sports to the Huffy portfolio. The core Huffy business, the businesses owned by Huffy prior to the Gen-X acquisition, suffered a decline in sales to Kmart of $5,074, reflecting not only the bankruptcy related decrease in Kmart store count, but also a decline in sales caused by a poor economy and associated low consumer confidence, as well as this summer's unusual weather. Fortunately, much of this sales volume loss to Kmart was offset by market share gains with other customers in the sporting goods segment, and greater penetration in the home improvement market by the service segment. At this time, management does not believe that Kmart will have any further unfavorable impact on future sales volume or margin in the short term.

For the nine months ended September 27, 2003, consolidated net sales were $318,851, an increase of 29.2% from $246,826 in the same period last year. Revenue from services to retailers rose 10.2% from $62,116 in the first nine months of 2002 to $68,452 in the same period of 2003. The addition of the McCalla Companies accounted for the majority of the increase in services to retailers sales. Product sales rose 35.6% from $184,710 in the first nine months of 2002 to $250,399 in the same period of 2003. The core Huffy business, the businesses owned by Huffy prior to the Gen-X acquisition, suffered a decline in sales to Kmart of $16,882, reflecting not only the bankruptcy related decrease in Kmart store count, but also a decline in sales caused by a poor economy and the associated low consumer confidence. Fortunately, much of this sales volume loss to Kmart was offset by market share gains with other customers in the sporting goods segment, and greater penetration in the home improvement market by the service segment.

Gross Profit

Consolidated gross profit for the third quarter 2003 was $20,223, or 18.9% of net sales as compared to $15,955, or 19.2% of net sales reported for the same period in 2002, reflecting a 26.8% improvement over the prior year gross margin when measured on a dollar basis. The primary reason for this very significant improvement was the addition of Gen-X Sports Inc. and the McCalla Company to the Huffy portfolio. In addition, 2003 margins were favorably impacted by an improved margin structure in the service segment, where year over year margins improved by 12.0 percentage points reflecting improved pricing and a more efficient field cost structure.

For the first nine months of 2003, gross profit was $65,461, or 20.5% of net sales, compared to $44,987, or 18.2% of net sales, in the same period in the prior year. Margins in the sporting goods segment improved primarily as a result of adding Gen-X to the Huffy portfolio. In the services to retailer segment, margins improved by 7.8 percentage points reflecting modest pricing improvements, coupled with improved year over year field efficiency, particularly in the first quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $16,486, for the three months ended September 27, 2003 were higher than the $12,826 experienced during the same period in 2002. The primary reason for the increase in these expenses was the selling, general and administrative expenses added as a result of the acquisition of Gen-X Sports Inc. Administrative pension expense increased in 2003 by $1,961 over 2002 expense due to poor 2002 stock market performance and declining interest rates. Insurance costs increased in 2003 by $1,314 over the third quarter of 2002 due to the addition of Gen-X and a less favorable insurance market. Offsetting these increased expenses, during the third quarter of 2003, the Company recorded income of $2,669 resulting from the recovery of expenses from prior periods.

Selling, general and administrative expenses for the first nine months of 2003 were $58,416 versus $37,201 in the first nine months of 2002. Increased pension expenses and the added selling, general and administrative expenses associated with the Gen-X and McCalla acquisitions were the primary reasons for the increase. Administrative pension expense increased in 2003 by $2,895 over 2002 expense due to poor 2002 stock market performance and declining interest rates. Insurance costs increased in 2003 by $1,621 over 2002 due to the addition of Gen-X and McCalla and a less favorable insurance market.

Net Interest Expense

Net interest expense increased from $287 for the third quarter of 2002 to $1,455 in the current year. For the nine months ended September 27, 2003, net interest expense increased from $908 in the first half of 2002 to $3,847 in 2003. Borrowing costs to finance the acquisitions of Gen-X Sports Inc. and the McCalla Company as well as the increased working capital needs of these subsidiaries resulted in higher interest costs in 2003.

Other (Income) Expense

At the end of the second quarter, the Company reported the loss of a contract from merchandising services in the home improvement segment. During the three months ended September 27, 2003, the Company recorded income of $866 related to a termination payment under the terms of the contract.

Discontinued Operations

As previously reported, Huffy Corporation divested its Washington Inventory Service subsidiary in November 2000. Subsequently, in late 2001 and mid 2002, two class action suits were filed in California seeking damages for alleged violations of labor practices. As a previous owner, Huffy was potentially obligated to indemnify the subsidiary purchaser for some portion of any liability it or such subsidiary had in the first case and had potential liability in the latter case, both limited to the periods it owned the subsidiary. After protracted negotiations and on advice of counsel, a settlement was negotiated and preliminarily approved on January 28, 2003 by the Superior Court of California, County of Los Angeles. A charge to discontinued operations of $7,914 or $0.43 per common share was taken in the fourth quarter of 2002 to record the Company's estimated obligation related to this matter. The settlement was given final court approval, pending compliance with the terms of the Class Settlement Agreement, and a Judgment of Dismissal was issued on April 7, 2003. The Claims Administrator will issue its report as to claims made and on the amount of payments to be made in the fourth quarter, 2003, which is expected to approximate $5,200 for the Company. The Company contributed $5,121 into a court appointed escrow account for the future payment of claims. In the third quarter of 2003, the Company revised its estimate of claims which resulted in income from discontinued operations for the quarter ended September 27, 2003 of $950 before tax, and $589 after tax.

ACQUISITIONS

On September 19, 2002, the Company acquired all of the stock of Gen-X Sports Inc. in exchange for $19,001 in cash and the issuance of 4,161,241 shares of Huffy Corporation's common shares to the stockholders of both Gen-X companies. Per the terms of the agreement, 193,466 additional common shares were issued to the Gen-X shareholders on or about the first annual anniversary date. Gen-X did not meet certain financial performance objectives in 2002 that would have resulted in the issuance of up to 645,161 additional common shares. In addition, the acquired companies immediately upon acquisition redeemed $4,970 of preferred stock and refinanced their existing bank debt. Included in the assets acquired are trademarks, patents and licensing agreements recorded at their fair values of $45,814, $1,301 and $940, respectively, as well as goodwill in the amount of $14,643. Gen-X is a designer, marketer and distributor of branded sports equipment, including action sports products, winter sports products and golf products, and is a purchaser and reseller of excess sporting goods and athletic footwear inventories and special opportunity purchases.

On March 27, 2002, Huffy Service First acquired the stock of McCalla Company and its subsidiaries, Creative Retail Services, Inc. and Creative Retail Services (Canada) Inc. ("McCalla") for $5,400, less $500 net cash acquired, subject to certain post-closing adjustments. A contingent purchase price payment was recorded for the McCalla acquisition of $1,645 in the fourth quarter of 2002 and paid in April 2003. Of the total purchase price, $6,519 was recorded as goodwill and $300 was recorded as a covenant-not-to-compete. McCalla provides merchandising, including cycle and periodic product resets, stocking and sales training for a number of well-known manufacturers serving Home Depot, including, among others, Duracell, and Spectrum Brands.

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

In conjunction with the new term loan, the Company amended its credit facility with its existing lender to incorporate the new borrowing into the agreement. Financial covenants identical to the term loan were added to the revolving credit facility. In addition, changes were made in the revolving credit facility's existing Net Worth covenant, which raised the minimum net worth requirement to $60,000 and increases the minimum net worth requirement to $62,500 on January 1, 2004. The revolving credit facility is secured by all assets of the Company and its affiliates and will expire on December 31, 2004, with a 12 month renewal option. As of September 27, 2003, the Company was in compliance with these covenants.

From time to time, the Company has requested and received additional short-term borrowing authority under its revolving credit facility with Congress Financial to cover seasonal working capital needs. In July 2003, the Company amended its revolving credit facility to increase the maximum loan amount to $105,000 and to increase the revolving loan limit to $90,000. As of September 27, 2003, the Company had $10,847 of borrowing capacity on its revolving credit facility.

At September 27, 2003, inventory was valued at $59,657 up from $41,847 at December 31, 2002. This increase is primarily the result of remaining seasonal inventory build up for winter sporting goods products. Accounts payable at September 27, 2003 are $66,823 as compared to $65,519 at the end of 2002. This increase reflects the timing and mix of purchases, as well as the purchase terms in place. Accrued expenses and other current liabilities are $30,031 at September 27, 2003 versus $37,059 at December 31, 2002. This decrease is due primarily to the Company's payment into escrow of the anticipated claims related to the Washington Inventory Services litigation, as well as a reduction in the estimated liability associated with this litigation.

As of September 27, 2003. the Company has the following contractual obligations and outstanding borrowings that are expected to impact future liquidity and cash flows:

                                                                                            Due in
                                                                 --------------------------------------------------------------
                                                                  Less than                                            After
         Contractual Obligations                    Total           1 year         1-3 years        4-5 years         5 years
---------------------------------------          ----------       ----------       ----------       ----------       ----------

Long-term debt                                   $   15,000       $        -       $   15,000       $        -       $        -
Capital leases                                        1,085              500              585                -                -
Operating leases                                     12,310            3,708            5,367            2,880              355
Purchase obligations                                  3,865            1,037              896              794            1,138
                                                 ----------       ----------       ----------       ----------       ----------
          Total contractual obligations          $   32,260       $    5,245       $   21,848       $    3,674       $    1,493
                                                 ==========       ==========       ==========       ==========       ==========

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

See Note 13 to the accompanying notes to Condensed Consolidated Financial Statements.

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

At September 27, 2003, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $214 in earnings before income taxes.

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

ITEM 4. CONTROLS AND PROCEDURES

Quarterly evaluation of the Company's disclosure controls and internal controls

As of September 27, 2003, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company's disclosure controls and procedures was performed.

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

In accordance with SEC requirements, the CEO and CFO note that, since the date of the controls evaluation to the date of this Quarterly Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses during the quarter ended September 27, 2003.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 1.   LEGAL PROCEEDINGS

A. The Company along with numerous California water companies and other potentially responsible parties ("PRPs") for the Baldwin Park Operable Unit of the San Gabriel Valley Superfund (see Note 15 to the Company's December 31, 2002 Annual Report on Form 10-K regarding the Superfund in which a tentative remediation settlement has been reached) have been named in fourteen civil lawsuits which allege bodily injury and property damage claims related to the contaminated groundwater in the Azusa, California area (collectively, the "San Gabriel Cases").

         The cases had been stayed for a variety of reasons, including a number of demurrers and writs taken in the Appellate Division, relating primarily to the California Public Utilities Commission ("PUC") investigation described below. The resulting Appellate Division decisions were reviewed by the California Supreme Court, which ruled in February 2003. The cases have been reactivated as a result of the California Supreme Court's decision, with the trial level Coordination Judge holding a number of Status Conferences on all of the cases, at which conferences issues pertaining to the three master complaints (two of which will include the Company as a defendant), demurrers to such master complaints, case management orders, initial written discovery and a hearing to resolve the PUC-related issue remanded by the California Supreme Court were discussed. As noted by the matters being discussed with the Court, the toxic tort cases are in their initial stages. Thus, it is impossible to currently predict the outcome of any of the actions.

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

B. As previously reported, Huffy Corporation divested its Washington Inventory Service subsidiary in November 2000. Subsequently, in late 2001 and mid 2002, two class action suits were filed in California seeking damages for alleged violations of labor practices. As a previous owner, Huffy was potentially obligated to indemnify the subsidiary purchaser for some portion of any liability it or such subsidiary had in the first case and had potential liability in the latter case, both limited to the periods it owned the subsidiary. After protracted negotiations and on advice of counsel, a settlement was negotiated and preliminarily approved on January 28, 2003 by the Superior Court of California, County of Los Angeles. A charge to discontinued operations of $7,914 or $0.43 per common share was taken in the fourth quarter of 2002 to record the Company's estimated obligation related to this matter. The settlement was given final court approval, pending compliance with the terms of the Class Settlement Agreement, and a Judgment of Dismissal was issued on April 7, 2003. The Claims Administrator is expected to issue its report as to claims made and on the amount of payments to be made in the fourth quarter, 2003, not to exceed $5,200 for the Company. The Company contributed $5,121 into a court appointed escrow account for the future payment of claims. In the third quarter of 2003, the Company revised its estimate of claims which resulted in income from discontinued operations for the quarter ended in September 27, 2003, of $950 before tax, and $589 after tax.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits - The exhibits, as shown in the "Index of Exhibits" attached hereto are applicable to be filed as a part of this report.

     b. The Company filed a report on form 8-K dated October 15, 2003 with the Securities and Exchange Commission regarding an earnings release announcing the financial results for the fiscal period ended September 27, 2003.

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


                                       HUFFY CORPORATION, Registrant



         November 12, 2003             /s/ Timothy G. Howard
------------------------------------   ----------------------------------------
Date                                   Timothy G. Howard
                                       Vice President - Corporate Controller
                                       (Principal Accounting Officer)

                                INDEX OF EXHIBITS


Exhibit
  No.                                 Item
-------           -------------------------------------------------------------

     (2)          Not applicable

     (3)          Not applicable

     (4)          Specimen Stock Certificate of Huffy Corporation

    (11)          Not applicable

    (15)          Not applicable

    (18)          Not applicable

    (19)          Not applicable

    (22)          Not applicable

    (23)          Not applicable

    (24)          Not applicable

    (31)          Section 302 Certification

    (32)          Section 906 Certification