Form 10-K
period 2003-12-31
HUFFY CORP
filed 2004-03-05
CIK 225463

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________
       TO __________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant, as of June 27, 2003, was $105,365,477.

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                        Yes [X]         No [ ]

         The number of shares outstanding of each of the registrant's classes of Common Stock, as of June 27, 2003, was 15,052,211.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Huffy Corporation Proxy Statement for its Annual Meeting of Shareholders on April 22, 2004. Only such portions of the Proxy Statement as are specifically incorporated by reference under Parts II and III of this Report shall be deemed filed as part of this Report.

                  "Index to Exhibits" at page 51 of this Report

                                TABLE OF CONTENTS

PART I
         ITEM 1.      BUSINESS
         ITEM 2.      PROPERTIES
         ITEM 3.      LEGAL PROCEEDINGS
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
         ITEM 5.      MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
                      EQUITY AND RELATED STOCKHOLDER MATTERS
         ITEM 6.      SELECTED FINANCIAL DATA
         ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS
         ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                      AND FINANCIAL DISCLOSURE
         ITEM 9A.     CONTROLS AND PROCEDURES
PART III
         ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         ITEM 11.     EXECUTIVE COMPENSATION
         ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                      RELATED STOCKHOLDER MATTERS
         ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV
         ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

SIGNATURES

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE
INDEPENDENT AUDITORS' CONSENT
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
INDEX TO EXHIBITS

                                     PART I

ITEM 1. BUSINESS

Huffy Corporation, an Ohio corporation formed in 1928, and its subsidiaries (collectively called "Huffy" or the "Company") are engaged in the sporting goods segment in the design and sale of wheeled and related products, including bicycles, scooters, tricycles, skateboards and inline skates; golf equipment; hockey equipment, snowboards and licensing. Also within the sporting goods segment, the Company designs, manufactures and markets basketball backboards and accessories and purchases excess sports equipment and accessories and resells these products to sporting goods retailers. In addition, the Company operates a service segment that is involved in the assembly and repair of a variety of wheeled and other products and merchandising services to retail customers. The Company's executive offices are located in Miamisburg, Ohio and its principal business offices and/or manufacturing facilities are located in Miamisburg and Springboro, Ohio; Sussex, Wisconsin; and Toronto, Ontario, Canada.

The general development of the business is discussed in more detail below.

The Company is reporting its operations as two segments, sporting goods products and services to retailers. This change from a single segment was adopted in 2002 as a result of a shift in the mix of Huffy Service Solutions, Inc. business toward assembly services not directly related to the sporting goods industry, as well as the acquisition of McCalla Company and its subsidiaries and the Gen-X Sports Inc. businesses. Information regarding revenues from unaffiliated customers, operating profit and total assets for each of the Company's reporting segments is contained in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

SPORTING GOODS SEGMENT

Huffy Bicycle Company, Huffy Sports Company and Gen-X Sports Inc. operate as the sporting goods segment, providing consumer products. Principal products and services include wheeled and related products, basketball backboards, balls, and related products, snowboards, golf equipment, hockey equipment, excess sports equipment, and licensing. Sales of wheeled and related products within such segment represented 40.0 percent, 44.4 percent and 55.8 percent of consolidated revenues of the Company for the years ended December 31, 2003, 2002, and 2001. Sales of portable basketball backboards, poles, goals, and balls within such segment represented 15.6 percent, 20.4 percent, and 20.4 percent of consolidated revenues of the Company for the years ended December 31, 2003, 2002, and 2001.

PRODUCTS, MARKETING AND DISTRIBUTION

The Huffy branded wheeled products, including Huffy(R) bicycles, scooters, and tricycles, hold a leading market position in the United States. Inline skates and skateboards are also included in the wheeled product group sold under such brands as Dukes, Rage and Oxygen(R), which is licensed from a third party, and Ultra Wheels(R). In 2001, Huffy Bicycle Company terminated, effective May 2002, its shelter services agreement in Mexico pursuant to which it imported wheeled products. Huffy Bicycle Company imports Huffy wheeled products from Southeast Asia including Taiwan and China. Included in the Huffy(R) product line are adult all-purpose bicycles; adult all-terrain bicycles; a series of innovative boys' and girls' 20" bicycles; a series of popular children's 12" and 16" sidewalk bicycles; children's ride-on toys, including the Green Machine(R), scooters and tricycles. In July 1999, the Company acquired the assets of American Sports Design Company, which markets and distributes high-end bicycles primarily available over the World Wide Web, through distributors and directly from the Company's advertised order center. In 2002, Huffy agreed to license the trademarks owned by American Sports Design Company under which such bicycles are sold and to sell the equipment and inventory associated with such American Sports Design Company business to the licensee. Huffy(R) and Gen-X wheeled products are advertised and are sold predominantly through United States and Canadian national and regional high volume retailers, a distribution network accounting for approximately 85 percent of all wheeled products sold in the United States. Approximately 80 percent of Huffy Bicycle Company's wheeled products are sold under the Huffy(R) brand name with the balance being sold under private label or other Company brands.

Huffy Sports Company, a division of the Company located in Sussex, Wisconsin, is a leading supplier of basketball backboards, poles, goals, and related products, basketball, football, and soccer balls, indoor golf putting greens and indoor games and sports tables for use at home. Huffy Sports Company products, many of which bear the logo of the National Basketball Association (NBA(R)) as well as the Huffy Sports(R) trademark, are sold predominately through national and regional high volume retailers in the United States.

Gen-X Sports Inc., a subsidiary of Huffy Corporation was acquired on September 19, 2002. Gen-X is headquartered in Toronto, Ontario, Canada, and is a leading supplier of sporting goods, including golf equipment, hockey equipment, snowboards, inline skates and skateboards, and is a broker of excess merchandise, primarily in North America, and also markets product internationally, predominately in Europe. Prior to December 2003, Gen-X Sports Inc. also was a supplier of skis and accessories under the Volant(R) brand name. In December 2003, Gen-X Sports Inc. sold the Volant ski business assets to Amer Group plc and its US affiliate. Gen-X imports the majority of its products from China and Taiwan. Gen-X markets products under numerous brand names within the sporting goods segment, including LTD(R), Lamar(R), Sims(R), Tommy Armour(R), Ram(R), Teardrop(R), Zebra(R), Hespeler(R), Ultra Wheels(R), Rage(R), and Dukes(R). Gen-X Sports Inc. markets these products through United States and Canadian national and regional high volume retailers, as well as specialty sporting goods outlets.

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

PATENTS, TRADEMARKS AND LICENSES

The patents, trademarks (including the registered trademarks "Huffy" and "Huffy Sports"), licenses (including the license to use the NBA(R) logo) and other proprietary rights of the companies used in the sporting goods segment are deemed important to the Company. Generally, the NBA license associated with the Huffy Sports products has five-year terms which are renegotiated upon termination. With the acquisition of Gen-X, the Company acquired rights in numerous trademarks and patents relating to its various sporting goods products. The Company has licensed certain of these intellectual property rights to third parties and intends to expand its licensing program with the addition of such marks. The loss by the Company of its rights under any individual patent, trademark (other than "Huffy"), license or other proprietary right would not have a material adverse effect on the Company. The Company's patents, by law, have a limited life, and patent rights expire periodically. The loss of the United States registered trademark "Huffy" could have a material adverse effect on the Company. The Company has no reason to believe that anyone has rights to either the United States "Huffy" trademark or the products for which the Company uses such trademarks.

SEASONALITY AND INVENTORY

Due to the relatively short lapse of time between placement of orders for products and shipments, the Company normally does not consider its backlog of orders as significant. Because of rapid delivery requirements of their customers, businesses in the sporting goods segment maintain sufficient quantities of inventories of finished goods to meet their customers' requirements. Sales of wheeled products are seasonal in that sales tend to be higher in the Spring and Fall of each year. Basketball products tend to have varying degrees of seasonality, none of which are significant to the operations of the Company. Sales of winter sports equipment, including snowboards tend to be higher in the Fall and Winter seasons, while golf products tend to have higher demand during the Spring and Summer seasons. The excess merchandise products tend to have minimal seasonal fluctuations.

COMPETITION AND CUSTOMERS

In the high volume retailer wheeled products business, Huffy Bicycle Company has numerous competitors in the United States market, two of which are major competitors. Even though competition in the bicycle industry is intense, Huffy Bicycle Company believes that following its transformation from a single brand manufacturer of bicycles to a multi-brand design, marketing and distribution company, it is cost competitive in the high volume retailer wheeled products market and that its decision to import, rather than manufacture, its wheeled products allows it to profitably maintain a leading market position. Huffy Bicycle Company's ability to provide its customers with low cost, innovative new products has enabled it to maintain its market position despite the marketing efforts of domestic competitors and competitors from Taiwan, China, and other nations. Huffy Sports Company has several competitors of which one is currently a major competitor. Huffy Sports Company maintains its competitive position by offering its customers high quality, innovative products at competitive prices and by supporting its products with outstanding customer service. Gen-X Sports Inc. has numerous competitors in the markets in which it competes; six of which are major competitors in golf, three of which are major competitors in action sports, four of which are major competitors in hockey equipment, and two of which are major competitors in the snowboard equipment. Gen-X Sports maintains its competitive position by offering its customers high quality, innovative products at competitive prices and by supporting its products with outstanding customer service. Sales to two customers, Wal-Mart and Kmart, aggregated over ten percent or more of the Company's consolidated revenues from each such customer for the year ended December 31, 2003, and the loss of one of these customers could have a material adverse effect on the Company and its subsidiaries as a whole.

Although to date the export business is not significant, the businesses within the sporting goods segment participate in various foreign markets and are actively involved in expanding export volume.

SERVICES TO RETAILERS SEGMENT

Huffy Service Solutions, Inc., formerly known as Huffy Service First, Inc., operates in the service segment providing in-store assembly, diagnostics and repair, and re-call and merchandising services sold to retail customers. McCalla Company, Creative Retail Services, Inc. and Creative Retail Services (Canada) Inc., acquired in March of 2002, provide merchandising services, including cycle and periodic product resets, stocking and sales training for a number of well-known manufacturers and/or distributors serving Home Depot. The services to retailers segment represented 20.7 percent, 23.6 percent and 23.8 percent of the consolidated revenues of the Company for the years ended December 31, 2003, 2002, and 2001.

Huffy Service Solutions, Inc., a wholly-owned subsidiary of the Company, headquartered in Miamisburg, Ohio, with additional offices in Alpharetta, Georgia, Mooresville, North Carolina and Toronto, Ontario, Canada, serves the needs of major retailers in 50 states, Puerto Rico, Guam, the Virgin Islands and Canada by providing in-store assembly and repair of bicycles and outdoor power equipment, and in-store display services for a variety of products, including, among other things, grills, physical fitness equipment, and furniture. Huffy Service Solutions, Inc. is the only assembly service business of this kind available to high volume retailers on a nationwide basis. Huffy Service Solutions, Inc. also offers merchandising services (product resets and periodic maintenance of displays) to manufacturers who supply high volume retailers. In March 2002, Huffy Service First purchased McCalla Company and subsidiaries, Creative Retail Services, Inc. and Creative Retail Services (Canada) Inc., which together provide merchandising, including cycle and periodic product resets, stocking and sales training for a number of well-known manufacturers and/or distributors serving the Do-It-Yourself retail channel throughout North America. McCalla Company and Creative Retail Services, Inc. are headquartered in Alpharetta, Georgia and Creative Retail Services (Canada) Inc. has an office in Toronto, Ontario, Canada.

SEASONALITY

The demand for services provided by Huffy Service Solutions, Inc. is seasonal in that assembly service demand is generally strongest in Spring and at the Winter holiday season. The McCalla companies provide merchandising services throughout the year, with minimal seasonal fluctuations.

COMPETITION AND CUSTOMERS

Huffy Service Solutions, Inc. has numerous competitors in the United States market, none of which is a major national competitor in the in-store and in-home assembly service business and three of which are major competitors in the merchandising services business. Huffy Service Solutions, Inc. believes it remains competitive due to its nationwide network of operations, competitive pricing and full service solution marketing approach and the recent ISO registration of its Quality Management System, specifically its Training Program. The McCalla companies have a number of competitors in the Home Center channel and maintain their competitive position by providing excellent customer service through a well-trained workforce positioned throughout North America.

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

The number of persons employed full-time by the Company as of December 31, 2003, was 1,068.

ITEM 2. PROPERTIES

Location and general character of the principal plants and other materially important physical properties of the Company as of January 2, 2004.

                                                                                                                  Owned or
                                                                                                                 Expiration
          Location                  Building Description              Business Segment        Area (Sq. Ft.)    Date of Lease
-------------------------------------------------------------------------------------------------------------------------------
Miamisburg, Ohio               Offices, display and warehouse  Sporting Goods and Services         47,000            2011(1)
                               facilities

                               (Corporate and Huffy Service
                               Solutions, Inc.)

Springboro, Ohio               Offices and warehouse facility  Sporting Goods                      69,220            2005(2)

                               (Huffy Bicycle Company)

Sussex, Wisconsin              Offices and manufacturing        Sporting Goods                    192,000            2009

                               (Huffy Sports Company)

Toronto, Ontario, Canada       Offices, display and retail     Sporting Goods                      39,998            2011(3)
                               outlets

                               (Gen-X Sports Inc.)

Carson, California             Warehouse facility              Sporting Goods                     466,703            2007(4)

                               (Huffy Bicycle Company and
                               Gen-X Sports Inc.)

Brampton, Ontario, Canada      Warehouse facility              Sporting Goods                      70,424            2008(5)

                               (Gen-X Sports Inc.)

(1) Subject to two consecutive options to renew for additional terms of five years each.

(2)      Subject to one option to renew for an additional term of five years.

(3)      Subject to one option to renew for an additional term of five years.

(4) The Company operates two warehouses in Carson, California. The first warehouse is 292,900 square feet, and the lease expires in 2007; the second is 105,654 square feet, and the lease expires in 2007. Each lease is subject to two consecutive options to renew for additional terms of five years.

(5)      Subject to one option to renew for an additional term of three years.

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

The San Gabriel Cases had been stayed for a variety of reasons, including a number of demurrers and writs taken in the Appellate Division, relating primarily to the California Public Utilities Commission ("PUC") investigation described below. The resulting Appellate Division decisions were reviewed by the California Supreme Court, which ruled in February 2003. The cases have been reactivated as a result of the California Supreme Court's decision, with the trial level Coordination Judge holding a number of Status Conferences on all of the cases, at which conferences issues pertaining to the three master complaints (two of which include the Company as a defendant), demurrers to such master complaints, case management orders, selection of "bellweather" plaintiffs, initial written discovery, and hearings to resolve the PUC-related issues remanded by the California Supreme Court were discussed. As noted by the matters being discussed with the Court, the toxic tort cases are in their initial stages. Thus, it is impossible to currently predict the outcome of any of the actions.

The Company, along with the other PRPs for the Baldwin Park Operable Unit of the San Gabriel Valley Superfund Site (the "BPOU"), was also named in four civil lawsuits filed by water purveyors. The water purveyor lawsuits alleged CERCLA, property damage, nuisance, trespass and other claims related to the contaminated groundwater in the BPOU (collectively, the "Water Entity Cases"). The Company was named as a direct defendant by the water purveyor in two of these cases, and was added as a third party defendant in the two others by Aerojet General Corporation, which, in those cases, was the only PRP sued by the water purveyors. Each of the Water Entity Cases have been settled through the entry of the Project Agreement. According to the terms of the Project Agreement, the Water Entity Cases have been dismissed without prejudice. The Third Party complaints filed by Aerojet in connection with the Water Entity Cases have also been dismissed without prejudice, subject to Aerojet filing a new suit in the event a final allocation agreement cannot be worked out.

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

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Huffy Corporation Common Stock is traded on the New York Stock Exchange. The quarterly high and low prices of Huffy Corporation Common Stock during the years ended December 31, 2003 and 2002 were as follows:

   Year Ended December 31, 2003                   Year Ended December 31, 2002
   ----------------------------                   ----------------------------
                Common Stock                                      Common Stock
                 Price Range                                       Price Range
Quarter        High          Low               Quarter            High          Low
-------        ----          ---               -------            ----          ---
First         $7.12       $ 4.82               First             $7.05       $ 5.95
Second         7.07         5.13               Second             8.90         6.98
Third          7.90         5.76               Third              8.60         5.48
Fourth         6.83         5.05               Fourth             7.98         5.97


As of December 31, 2003, there were 16,037,799 shares of Huffy Corporation Common Stock outstanding and there were 3,172 shareholders of record. Management estimates an additional 4,500 shareholders hold their stock in nominee name. Trading volume of the Company's Common Stock during the twelve months ended December 31, 2003 totaled 8,892,100 shares. The average number of common shares outstanding during this period was approximately 15,349,763 shares. The Company is limited in its ability to pay dividends pursuant to the terms of its Second Amended and Restated Loan and Security Agreement, as amended.

The information to be set forth in the table entitled EQUITY COMPENSATION PLAN INFORMATION is contained in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL AND OPERATING REVIEW (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

SUMMARY OF OPERATIONS                                        2003           2002         2001         2000         1999
                                                             ----           ----         ----         ----         ----
Net sales                                                  $437,676       $369,784     $331,138     $488,181     $422,866
Gross profit                                                 78,258         65,573       39,950       81,342       36,723
   Selling, general, and administrative expenses             79,872         57,374       47,607       53,763       56,158
Operating (loss) income                                      (1,614)         8,199      (11,370)      26,865      (57,994)
   Other (income) expense, net                                 (730)         1,636          303        1,342          333
   Interest expense, net                                      5,627          1,688        1,128        9,426        1,816
Earnings (loss) before income taxes                          (6,511)         4,875      (12,801)      16,097      (60,143)
   Income tax expense (benefit)                                 966            540       (4,391)       6,429      (20,788)
Earnings (loss) from continuing operations                   (7,477)         4,335       (8,410)       9,668      (39,355)
   Discontinued operations                                       22         (5,713)          --       25,318        6,067
Net earnings (loss)                                          (7,455)        (1,378)      (8,410)      34,986      (33,288)
                                                           --------       --------     --------     --------     --------
Earnings (loss) per common share:
   Basic          Continuing operations                       (0.49)          0.36        (0.82)        1.05        (3.70)
                       Net earnings (loss)                    (0.49)         (0.12)       (0.82)        3.43        (3.13)
   Diluted       Continuing operations                        (0.49)          0.36        (0.82)        1.03        (3.70)
                       Net earnings (loss)                    (0.49)         (0.12)       (0.82)        3.39        (3.13)
Common dividends declared                                        --             --           --          --         2,869
Common dividends per share                                       --             --           --          --          0.26
Capital expenditures for plant and equipment                  5,901          3,144        2,553        2,510        6,444
Weighted average common share outstanding:
   Basic                                                     15,350         11,833       10,298       10,187       10,642
   Diluted                                                   15,350         11,979       10,298       10,320       10,642
                                                           --------       --------     --------     --------     --------
FINANCIAL POSITION AT YEAR END
Total assets                                                292,971        281,092      145,485      180,493      214,283
Working capital                                                 676            302       44,376       57,642       56,636
Net investment in plant and equipment                        16,799         15,511        9,267       12,680       19,028
Current Portion of Long-Term Debt                            80,402         59,327          --        17,656       21,902
Long-term obligations                                           542            317          --           --        51,348
Shareholders' equity                                         72,656         71,747       65,602       73,131       37,482
Equity per share outstanding                                   4.53           4.90         6.32         7.15         3.68
                                                           --------       --------     --------     --------     --------
CASH FLOWS
Net cash provided by (used in) continuing operating
activities                                                  (18,419)        (1,572)      40,786      (16,541)      12,239
Net cash provided by (used in) discontinued operations           22         (5,713)          --       60,902       75,402
Net cash provided by (used in) operating activities         (18,397)        (7,285)      40,786       44,361       87,641
Net cash provided by (used in) investing activities          (7,074)       (26,298)      (2,549)       4,867       (7,644)
Net cash provided by (used in) financing activities          21,484         12,461      (16,030)     (65,084)     (77,641)
Net change in cash and cash equivalents                      (3,987)       (21,122)      22,207      (15,856)       2,356
                                                           --------       --------     --------     --------     --------
PERFORMANCE MEASUREMENTS
Earnings from continuing operations as a % of net
sales                                                           N/A            1.2%         N/A          2.0%         N/A
Average working capital turnover                                5.1            4.9          5.9          8.1          5.3
Return on net assets                                            N/A            4.3%         N/A         15.4%         N/A
Return on beginning shareholders' equity                        N/A            N/A          N/A         93.8%         N/A
Current ratio                                                   1.0            1.0          1.7          1.6          1.5
Total long term debt/total capital                             25.6%           7.2%         0.0%         0.0%        61.7%
Number of common shareholders                                 3,172          3,223        3,211        3,271        3,250
                                                           --------       --------     --------     --------     --------

N/A - Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

Overview

Huffy Corporation is comprised of two business segments, the Sporting Goods Segment, and the Services to Retailers Segment. The Sporting Goods segment designs and markets sporting goods product for sales through retail outlets. The primary products distributed by this segment are wheeled and related products, basketball backboards, balls, and related products, snow boards, golf equipment, hockey equipment, excess sports equipment and licensing. Sales of wheeled and related products are the single largest product line, representing approximately 40.0% of total annual revenues of Huffy Corporation for the year ended December 31, 2003.

The primary operating locations for the Sporting Goods Segment are Springboro, Ohio; Sussex, Wisconsin; and Toronto Ontario. The Company holds a leading market position in the United States in the distribution of wheeled products such as bicycles, scooters, and tricycles. The majority of wheeled products are sold under the Huffy(R) brand name, (approximately 80%). The Company is also a leading supplier of basketball backboards, poles, goals and related products sold under the Huffy Sports brand name. Many of these products also bear the logo of the National Basketball League.

The remainder of the Sporting Goods Segment product lines includes golf, hockey, and snow boards are designed and marketed from the Company's facility in Toronto, Ontario, and are sold under a variety of brand names such as Tommy Armour(R), Oxygen(R), Dukes(R), Rage(R), Sims(R), Hespeler(R), etc.

The Company's Sporting Goods Segment tends to operate on a seasonal pattern, with its peak operating periods being the spring and the fall.

The Services to Retail Segment, operates in the service segment providing in-store assembly, diagnostics, repair, and recall and merchandising services sold to retail customers. The services to retailers segment represented approximately 21.0% of the consolidated revenues of the Company for the year 2003. The services to retailers business is conducted by a wholly owned subsidiary of Huffy Corporation, Huffy Service Solutions, Inc. located in Miamisburg, Ohio, with additional offices in Alpharetta, Georgia; Mooresville, North Carolina; and Toronto, Ontario.

Huffy Service Solutions serves the needs of retailers in 50 states, Puerto Rico, Guam, the Virgin Islands and Canada, providing in-store assembly and repair of products such as bicycles, outdoor power equipment, gas grills, and a variety of other products including in-store display services.

The Services to Retailers business segment tends to be seasonal, with the highest volume periods being the spring and the winter season.

The Company primarily markets goods and services to retail customers. Consolidation of the retail segment over the past few years has increased the competition among suppliers for each segment of business. In addition, in both of its business segments, the Company competes against numerous suppliers for its portions of the market. In such a market, price competition is heavy, and cost competitiveness is key to success. Huffy Corporation focuses significant effort on maintaining a structure that is competitive both with respect to product cost and organization structure.

On February 17, 2004, the Company announced a plan to consolidate the management, sales, marketing, procurement, logistics, and customer service functions of its Sporting Goods segment. Management believes that the consolidation of these functions within the sporting goods segment will position the Company to better serve its customers. This consolidation will result in a reduction of approximately twenty percent, or more than one hundred people in the existing sporting goods workforce, and will result in restructuring expense of approximately $4,000 to $6,000 in 2004. The Service to Retail segment will continue to operate as an independent business under its current management.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2003 TO THE YEAR ENDED DECEMBER 31,
2002

For the year ended December 31, 2003, Huffy Corporation ("Huffy" or "Company") had a net loss of $7,455, or $0.49 per common share compared to a net loss for the same period in 2002 of $1,378, or $0.12 per common share. Prior year results include the post-acquisition earnings from Gen-X Sports Inc., acquired on September 19, 2002.

Results from continuing operations for the year ended December 31, 2003 was a net loss of $7,477, or $0.49 per common share, compared to net income of $4,335, or $0.36 per common share in 2002.

Net Sales

Net sales in 2003 were $437,676, an increase of $67,892 or 18.4% compared to net sales of $369,784 for the same period in 2002. This sales increase was almost entirely the result of the acquisition of Gen-X Sports Inc. on September 19, 2002. The 2003 consolidated sales include a full twelve months of sales for the Gen-X product lines compared to a partial year in 2002, from the September 19th acquisition date through year end. The 2002 to 2003 increase in sales for the Gen-X Sports product lines was $68,207. In addition to the Gen-X Sports Inc. impact, the 2002 to 2003 sales comparison was influenced by the following less significant factors. In the Company's basketball product line, 2003 sales were below the prior year by $6,800 reflecting a decline in consumer demand for sporting goods throughout 2003. Sales for the bicycle product line and the Services to Retailers segment both improved during 2003, when compared to 2002 results by $3,281 and $3,766 respectively. In combination, the sales increase in the bicycle and service segment were sufficient to offset the year over year sales decline in the basketball product line.

Gross Profit

Consolidated gross profit for 2003 was $78,258, or 17.9% of net sales as compared to $65,573 or 17.7% of net sales for the same period in 2002, a $12,685 improvement. The primary reason for this improvement was the inclusion of the Gen-X Sports Inc. gross margin in the 2003 results for the entire year versus 2002 when Gen-X Sports Inc. was included for a partial year only, from the September 19th acquisition date through year end. Of the annual increase in gross margin, $15,688 was contributed by Gen-X, including approximately $3,200 as the result of year over year margin improvement. The second reason for the improvement in year over year gross margin occurred in the Services to Retailers segment, where 2003 gross margin increased over the same period in 2002, by $4,257, or 4.7% of net sales. This increase is reflective of an improvement in field efficiency, and a successful cost reduction program implemented during 2003. In the bicycle product line, gross margin was slightly lower during 2003 than in 2002, a decrease of $2,331 primarily as a result of unfavorable sales mix. This decline is the result of a change in the mix of products sold, with a larger portion of 2003's sales going to opening price point and juvenile products which have a lower gross margin. The basketball product line experienced a decline in gross margin of $5,204 during 2003 that was primarily influenced by lowered year over year sales volume, but was also impacted by increased market demand for opening price point product.

Selling, General and Administrative Expenses

Selling, general and administrative expense of $79,872, for the year ended December 31, 2003 was higher than the $57,374 experienced during the same period in 2002. The primary reason for the year over year increase of $22,498, in SG&A expenses was the inclusion of the Gen-X Sports Inc. selling and administrative support costs in consolidated operating results of the full year during 2003, versus only a partial year in 2002 from the September 19th acquisition date through December 31, 2002, an increase of $26,369. In addition to the Gen-X Sports Inc. driven expense increases, 2003 versus 2002 selling, general and administrative expenses comparisons were unfavorably impacted by economy driven cost escalation. The major areas where such cost increases occurred were pensions, insurance, and insurance related products. The cost of these expense items increased by $3,283 between 2002 and 2003. In addition, 2002 to 2003 cost comparisons were unfavorably impacted by investment in increased sales and marketing staffing to support new products expected to favorably impact 2004 sales in the Sporting Goods segment. Offsetting these increased expenses, during 2003, the Company recorded settlements of $3,335 resulting from arbitration related to expenses incurred in prior periods, and cost reduction efforts across all Huffy companies.

Discontinued Operations

During the year ended December 31, 2003, the Company recorded net income from Discontinued Operations of $22. This income includes several components. The first is the loss on the disposal of the Company's Volant(R) Ski business, $988, ($904 after tax). Also included was the 2003 operating loss incurred by the Volant(R) Ski business, $523, ($478 after tax). The third component related to Huffy Corporation's divestiture of its Washington Inventory Service subsidiary in November of 2000, and subsequent class action suits filed in California in 2001 and 2002 against the Company and the purchaser alleging violations of labor practices. As the previous owner, the Company was obligated to indemnify the purchaser for a portion of its liability, if any. The operating income of $290 ($257 after tax) of the Volant(R) ski business for the year ended December 31, 2002 has been reclassified to discontinued operations. During 2002, the Company recognized expenses of $9,185 ($5,970 after tax), to cover the settlement, legal, and other contractual liabilities associated with this action. Based upon information from the Claims Administrator released during 2003, the Company revised its estimate of claims cost, resulting in the recognition of income from Discontinued Operations for the year ended December 31, 2003 of $3,605, ($2,239 after tax). The final component of discontinued operations was related to additional product liability reserves, based upon claims made, related to products manufactured and sold by businesses which the Company previously owned. The charges recorded during 2003 were $1,346 ($835 after tax).

Net Interest Expense

Net interest expense increased from $1,688 for the year ended December 31, 2002 to $5,627 for the year ended December 31, 2003. This increase in expense reflects the acquisition of Gen-X Sports Inc. on September 19, 2002. The increase in 2003 interest expense was also driven by the increased working capital utilized by the Gen-X Sports Inc. product lines throughout 2003.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED DECEMBER 31,
2001

For the year ended December 31, 2002, Huffy Corporation ("Huffy" or "Company") had a net loss of $1,378, or $0.12 per common share compared to a net loss for the same period in 2001 of $8,410, or $0.82 per common share. Fiscal year 2002 results include the post-acquisition earnings from Gen-X Sports Inc. acquired on September 19, 2002. In addition, the 2002 net earnings reflect a loss from discontinued operations of $5,713 after tax, or $0.48 per common share.
These charges are related to the settlement of contractually indemnified liabilities and a related lawsuit settlement regarding labor practices by one of the Company's former subsidiaries, Washington Inventory Service, limited to the period of the Company's ownership which ended on November 3, 2000. Discontinued Operations also includes a reclassification of 2002 results related to the disposal of the Volant(R) product line in 2003 to conform to the 2003 presentation. For the year ended December 31, 2002, the Company's results included sales, gross profit, and net earnings for Volant of $3,112, $774, and $257, respectively.

Results from continuing operations for the year ended December 31, 2002 were $4,335, or $0.36 per common share, compared to a net loss of $8,410, or $0.82 per common share in 2001. The net loss from continuing operations in 2001 included a pretax charge of $3,713 ($2,440 after tax), or $0.24 per common share, associated with the termination of Mexican manufacturing operations, reductions of staffing levels at Huffy Bicycle Company, and the consolidation of the financial and information technology groups. On January 22, 2002, Kmart Corporation filed for reorganization under Chapter 11 of the U.S. Bankruptcy Court. The Company recorded a charge in the fourth quarter of 2001 of $4,680 ($3,075 after tax), or $0.30 per common share, to reflect the Kmart bad debt. The 2001 net loss from continuing operations excluding the reconfiguration, refinancing and Kmart bad debt was $2,895, or $0.28 per common share.

Net Sales

Net sales in 2002 were $369,784, an increase of 11.7%, compared to net sales of $331,138 for the same period in 2001. This sales increase was primarily related to the acquisitions of Gen-X Sports Inc. and the McCalla Company during 2002. In addition, the Company's basketball products also experienced a 12.3% year over year increase in sales volume.

Gross Profit

Consolidated gross profit for 2002 was $65,573, or 17.7% of net sales as compared to $39,950, or 12.1% of net sales reported for the same period in 2001, reflecting a 64.1% improvement over the prior year gross margin. The primary reason for this improvement was the addition of Gen-X Sports Inc. and the McCalla Company to the Huffy portfolio. The second reason for the year over year increase was the improved margin in the Company's wheeled product line where favorable purchasing and warehousing variances in 2002 increased margins markedly over the depressed levels experienced during 2001 as a result of the close out of slow moving scooter inventory. The Company's basketball product line also experienced a 270 basis point improvement in year over year margins as a result of successful cost reduction programs. Pension charges added $1,072 of additional expense in 2002 as compared to 2001 expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $57,374, for the year ended December 31, 2002 were higher than the $47,607 experienced during the same period in 2001. The primary reason for the year over year increase in these expenses was the selling, general and administrative expenses added as a result of the acquisitions of Gen-X Sports Inc. and the McCalla Company. 2002 administrative pension expense increased by $2,214 over 2001 expense due to poor stock market performance and declining interest rates. Although less significant, additional reasons for the increased selling, general and administrative expenses include increased brand advertising and higher incentive based compensation. 2001 selling, general and administrative expenses include a charge for the Kmart bankruptcy of $4,680.

Net Interest Expense

Net interest expense increased from $1,128 for the year ended December 31, 2001, to $1,688 in the current year. Borrowing costs to finance the acquisitions of Gen-X Sports Inc. and the McCalla Company as well as the increased working capital needs of these subsidiaries resulted in higher interest costs in 2002.

ACQUISITIONS

On September 19, 2002, the Company acquired all of the stock of Gen-X Sports Inc. in exchange for $19,001 in cash and the issuance of 4,161,241 shares of Huffy Corporation's Class A common shares to the stockholders of Gen-X. Per the terms of the agreement, 193,466 additional common shares were issued to the Gen-X stockholders on or about the first anniversary date. Gen-X did not meet certain financial performance objectives in 2002, which would have resulted in the issuance of up to 645,161 additional common shares. In addition, the acquired companies immediately redeemed $4,970 of preferred stock at face value and refinanced their existing bank debt. Included in the assets acquired are trademarks, patents and licensing agreements recorded at their fair values at the date of acquisition of $45,800, $1,285 and $940, respectively, as well as goodwill in the amount of $12,104. During 2003, the Company sold certain assets of the Volant Ski business, including patents and trademarks valued at $310 and $2,000, respectively. Gen-X is a designer, marketer and distributor of branded sports equipment, including action sports products, winter sports products and golf products, and is a purchaser and reseller of excess sporting goods and athletic footwear inventories and special opportunity purchases.

On March 27, 2002, Huffy Service Solutions acquired the stock of McCalla Company and its subsidiaries, Creative Retail Services, Inc. and Creative Retail Services (Canada) Inc. ("McCalla"). The aggregate purchase price was $5,400, less $500 net cash acquired, and was paid in cash. A contingent purchase price payment was recorded for the McCalla acquisition of $1,645 in the fourth quarter of 2002. The $1,645 contingent purchase price payment was paid to the sellers in April 2003 and was treated as contingent purchase price in accordance with EITF 95-8 "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination." Of the total purchase price, $4,876 was recorded as goodwill and $300 was recorded as a covenant not-to-compete. McCalla provides merchandising, including cycle and periodic product resets, stocking and sales training for a number of well-known manufacturers serving Home Depot, including, among others, Duracell and Spectrum Brands.

DISCONTINUED OPERATIONS

On December 1, 2003, the Company sold its Volant(R) Ski business to the winter sports division of the Amer Group plc (Atomic). Under the terms of the agreement, Atomic acquired all patents, trademarks and intellectual property as well as the manufacturing equipment and inventory related to such business.

Huffy Corporation divested its Washington Inventory Service subsidiary in November 2000. Subsequently, in late 2001 and mid 2002, two class action suits were filed in California seeking damages for alleged violations of labor practices. As a previous owner, Huffy was potentially obligated to indemnify the subsidiary purchaser for some portion of any liability it or such subsidiary had in the first case and had potential liability in the latter case, both limited to the periods it owned the subsidiary. After protracted negotiations and on advice of counsel, a settlement was negotiated and preliminarily approved on January 28, 2003 by the Superior Court of California, County of Los Angeles. A charge to discontinued operations of $9,185 ($5,970 after tax) was taken during 2002 to record the Company's estimated obligation related to this matter. The settlement was given final court approval, pending compliance with the terms of the Class Settlement Agreement, and a Judgment of Dismissal was issued on April 7, 2003. The Claims Administrator issued a report as to claims made and on the amount of payments to be made which was approximately $5,200 for the Company. The Company contributed $5,121 into a court appointed escrow account for the payment of claims. The Company revised its estimate of claims which resulted in income from discontinued operations for the year ended December 31, 2003 of $3,605 ($2,239, net of tax). In addition, based upon claims made, the Company recorded additional reserves for product liability related to products manufactured and sold by businesses which it previously owned. The charges recorded during 2003 were $1,346 ($835 after tax).

LIQUIDITY AND CAPITAL RESOURCES

On March 14, 2003, the Company entered into a $15,000 subordinated Term Loan with Ableco Finance LLC (the Term Loan). The Term Loan is secured by a lien on the Company's trademarks and trade names and a subordinated position on all other assets pledged under the Company's revolving credit facility. The Term Loan matures on the earlier of the maturity of the Company's revolving credit facility or five years. Financial covenants in the Term Loan require the Company to maintain a minimum EBITDA, (Earnings Before Interest, Taxes, Depreciation and Amortization) and a fixed charge coverage ratio.

In conjunction with the new Term Loan, the Company amended its credit facility with its existing lender to incorporate the new borrowing into the agreement. Financial covenants identical to the Term Loan were added to the revolving credit facility. In addition, changes were made in the revolving credit facility's existing Net Worth covenant, which raised the minimum net worth requirement to $60,000 and increases the minimum net worth requirement to $62,500 on January 1, 2004. The revolving credit facility is secured by all assets of the Company and its affiliates and will expire on December 31, 2004, with a 12 month renewal option. In anticipation of 2003 operating losses, the Company contacted its lender to request amendment of certain of its covenants at December 31, 2003, and certain ongoing cumulative covenants in 2004. The Company received a waiver from its lenders addressing the deficiency in achieving its EBITDA and fixed charge coverage ratio covenants for the quarter ended December 31, 2003. Subsequently, the lenders entered into an additional amendment dated February 19, 2004 which excludes $5,200 of certain charges from the cumulative twelve month calculation for December 2003.

From time to time, the Company has requested and received additional short-term borrowing authority under its revolving credit facility with Congress Financial to cover seasonal working capital needs. In July 2003, the Company amended its revolving credit facility to increase the maximum loan amount to $105,000 and to increase the revolving loan limit to $90,000. As of December 31, 2003, the Company had $14,957 of borrowing capacity on its revolving credit facility.

Pre-bankruptcy receivables from Kmart were sold during the second quarter of 2002. The cash recovery from this transaction was consistent with previously established reserves.

At December 31, 2003, inventory was valued at $49,606, up from $41,847 at December 31, 2002. The increase of $7,759 is primarily due to inventory for the Gen-X product lines where inventory increased by $10,528 year over year. The increased inventory levels were driven primarily by lower than anticipated sales volumes in 2003.

Accounts payable at December 31, 2003 are $74,722 as compared to $65,519 at the end of 2002. This increase reflects higher incremental purchases to support higher sales volume as well as longer payment terms negotiated with our vendors.

At December 31, 2003, cash was $3,987 lower than the same period in 2002. This decrease was the result of an increase in working capital needs between the two years, and an increase in capital spending. These increases were partially offset by an increase in short term and long term debt.

Prepaid expenses and other current assets increased by $3,796 from the prior year primarily due to the prepayment for certain inventories as required for certain Far East vendors for Gen-X.

At year end December 31, 2003, non-current deferred income tax assets were $16,539, down from $22,484 for the same period in 2002. This decline is due to the changes in accrued liabilities, reflecting the payout of significant liabilities, such as workers compensation, product liability, deferred compensation, pension, post retirement benefits other than pensions, and legal accruals.

Other assets at December 31, 2003 were $9,977 as compared to $6,650 for the same period in 2002. This increase is the result of favorable investment performance of the Huffy Master Benefit Trust, and the Huffy Supplemental/Excess Benefit Plan Trust, as well as an increase in financing fees. These increases were offset by usage of the environmental escrow balance.

At December 31, 2003 accrued salaries, wages and other compensation were at a balance of $3,313 versus $6,854 in the prior year, a decrease of $3,541. The primary reason for this decrease in year over year levels was the decrease in 2003 incentive pay accruals. Secondarily, liabilities established at December 31, 2002 for wage related liabilities associated with Washington Inventory Service, which was sold in 2000, were paid during 2003, contributing to the decline in year to year balances.

Other accrued liabilities at December 31, 2003 were $8,460, $5,526 lower than the balance at December 31, 2002. The primary reason for the year to year decrease was the WIS settlement of $7,700 paid during 2003. This decrease was partially offset by small increases in various accruals for such expenses as product liability, royalties, warranty and legal expenses.

At December 31, 2003, other current liabilities were $606, compared to $8,090 at December 31, 2002. This decline in year over year balance was driven entirely by reductions in required tax accruals due to the Company's 2003 operating loss.

At December 31, 2003, the Company valued its pension plans in accordance with SFAS Nos. 87 and 88. Due to low interest rates and poor stock market performance, the value of the plan assets is less than the accumulated benefit obligation, causing the Company to record an after tax charge to accumulated other comprehensive loss of $752.

As of December 31, 2003, the Company has the following contractual obligations and outstanding borrowings that are expected to impact future liquidity and cash flows:

                                                                                                  Due in
                                                                -------------------------------------------------------------------
                                                                 Less than                                                After
         Contractual Obligations                  Total            1 year            1-3 years         4-5 years          5 years
-------------------------------------------    ------------     -------------      -------------     -------------      -----------
Long-term debt                                 $    79,844      $     79,844       $           -     $           -      $         -
Capital leases                                       1,100               558                 535                 7                -
Operating leases                                    23,323             5,836              11,002             5,891              594
Purchase obligations                                 4,018               929               1,267               772            1,050
                                               ------------     -------------      -------------     -------------      -----------
          Total contractual obligations        $   108,285      $     87,167       $      12,804     $       6,670      $     1,644
                                               ============     =============      =============     =============      ===========

The Company expects cash and cash equivalents, cash flow from operations and its revolving credit facility to be sufficient to finance seasonal working capital needs and capital expenditures throughout the coming year. The Company frequently reviews its credit and capital structure and makes adjustments as necessary. The Company anticipates implementation of a plan in 2004 to reduce working capital, particularly the working capital associated with the product lines acquired in the Gen-X acquisition. When fully implemented, the program should contribute improved cash flows from operations.

CRITICAL ACCOUNTING POLICIES

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company evaluates the collectibility of its accounts receivable based upon an analysis of historical trends, aging of accounts receivable, write-off experience and expectations of future performance. Delinquent accounts are written off to selling, general and administrative expense when circumstances make further collection unlikely. In the event of a customer bankruptcy or reorganization, specific reserves are established to write down accounts receivable to the level of anticipated recovery. The Company may consult with third-party purchasers of bankruptcy receivables when establishing specific reserves. Non-specific reserves for doubtful accounts are based upon a historical bad debt write-off of approximately 0.2% of net sales. At December 31, 2003, a 0.1 percentage point change in the historical bad debts write-off percentage would impact the selling, general and administrative expenses by $438.

In January 2002, Kmart Corporation filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Pre-bankruptcy receivables from Kmart were sold during the second quarter 2002 and cash recovered was consistent with previously established reserves. Kmart has subsequently emerged from bankruptcy, and the Company continues to supply product for its retail locations. Post Kmart's bankruptcy the Company has modified its credit terms on sales to minimize the credit risk.

INVENTORY VALUATIONS

Inventories are valued at cost (not in excess of market) determined by the first-in, first-out (FIFO) method. Management regularly reviews inventory for salability and reduces inventory to market level in the event that market price is lower than cost. On an annual basis, the Company takes a physical inventory verifying the units on hand and comparing its perpetual records to physical counts. Periodic cycle counting procedures are used to verify inventory accuracy between physical inventories.

IMPAIRMENT OF LONG LIVED ASSETS

Long-lived assets, including fixed assets and intangibles other than goodwill, are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the undiscounted cash flows (excluding interest) from the use and eventual disposition of the asset is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The estimate of undiscounted cash flow is based upon, among other things, certain assumptions about expected future operating performance. The Company's estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. In those cases, the Company determines that the useful life of other long-lived assets should be shortened, the Company would depreciate the net book value in excess of the salvage value (after testing for impairment as described above), over the revised remaining useful life of such asset thereby increasing amortization expense.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS WITH INDEFINITE LIVES

Goodwill represents the excess of assets over the assets of the business acquired. The Company adopted the provisions of SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", as of January 1, 2002. Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No.142.

Goodwill and other intangible assets with indefinite useful lives are tested for impairment annually during the fourth quarter, and are tested more frequently if events and circumstances indicate that an asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit level and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill and other intangible assets with indefinite useful lives over the implied fair value of that goodwill and other intangible assets with indefinite useful lives. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill and other intangible assets with indefinite useful lives.

PENSION AND OTHER POST RETIREMENT PLANS

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

In addition to the Company's defined benefit pension plans, the Company sponsors several welfare benefit health care and life insurance plans that provide post retirement medical, dental, and life insurance benefits to full-time employees who meet minimum age and service requirements. The plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance.

The liabilities for pension and other post retirement plans are determined by actuaries. Key actuarial assumptions include the discount rate, expected return on plan assets and rate of compensation increase, among others. A change to one or more of these actuarial assumptions could materially change the amounts of these liabilities.

SELF-INSURANCE RESERVES

The Company is self-insured for workers compensation, medical insurance and product liability claims up to certain maximum liability amounts. Medical insurance reserves are determined based upon historical expense experience and loss reporting trends. Workers compensation reserves are determined based upon historical trends of losses, settlements, litigation costs and other factors. The Company estimates the value of each product liability claim when reported, and then adjusts those claims by a development factor created using historical claims. The amounts accrued for self-insurance are based upon management's best estimate and the amounts the Company will ultimately disburse could differ from such accrued amounts. The majority of workers compensation and product liability expense are charged to cost of sales. The majority of medical expenses are charged to selling, general and administrative expenses.

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

The Company has recorded environmental accruals that, based upon the information available, are adequate to satisfy remediation requirements known at this time. The total accrual for estimated environmental remediation costs related to the Superfund site and other potential environmental liabilities was $3,378 ($5,232 before discounting) at December 31, 2003. Of that amount, the Company has a deposit of $2,377 that is held in escrow under the terms of the settlement agreement. Amounts in escrow will be used to fund future costs and will serve as a long-term performance assurance pending the completion of remediation. Management expects that the expenditures relating to costs currently accrued will be made over a period of fourteen years.

The environmental escrow accounts are classified as current prepaid assets on the accompanying condensed consolidated balance sheets if the funds are expected to be expended within the next 12 months and as long-term other assets for those funds, which are expected to be expended beyond 12 months. The current escrow balance at December 31, 2003 was $879 and the long-term escrow balance at December 31, 2003 was $1,498. The environmental accrual is similarly classified on the accompanying condensed consolidated balance sheet with $879 shown in accrued liabilities and $2,499 shown in other long-term liabilities as of December 31, 2003.

INCOME TAX VALUATION ALLOWANCES AND TAX RESERVES

Income taxes are accounted for under the asset and liability method. Deferred tax asset and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

At December 31, 2003, we have a valuation allowance of $8,392 primarily to reduce our net operating loss and tax credit carryforwards of $14,512 to an amount that will more likely than not be realized. These net operating loss and tax credit carryforwards exist in many state and foreign jurisdictions and have varying carryforward periods and restrictions on usage. The estimation of future taxable income in these state and foreign jurisdictions and our resulting ability to utilize net operating loss and tax credit carryforwards can significantly change based on future events, including our determinations as to the feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes.

As a matter of course, we may be audited by federal, state and foreign tax authorities. We provide reserves for potential exposures when we consider it probable that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves, including interest thereon, on a quarterly basis to insure that they have been appropriately adjusted for events that may impact our ultimate payment for such exposures.

See Note 11 for a further discussion of our income taxes.

ACCOUNTING PRONOUNCEMENTS ISSUED NOT IMPLEMENTED

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December
2003), "Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. The Company will be required to apply FIN 46R to variable interest in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

The Company is evaluating the impact of applying FIN 46R to existing VIEs in which it has variable interests and has not yet completed this analysis. At this time, it is anticipated that the effect on the Company's Consolidated Balance Sheet would be immaterial if implemented.

FORWARD-LOOKING STATEMENTS

This annual report contains forward looking statements that involve risks and uncertainties. Words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions are used to identify forward looking statements. These statements appear throughout the 10-K, and are statements regarding our intent, belief, or current expectations primarily with respect to the Company's operations and related industry developments. The reader should not place undue reliance on these forward looking statements, which apply only as of the date of this annual report. The Company's actual results could differ materially from those anticipated in these forward looking statements.

INFLATION

Inflation rates in the United States have not had a significant impact on the Company's operating results for the three years ended December 31, 2003. The impact on the Company is minimized as a result of rapid turnover of inventories and partially offset by cost reduction programs and increased operating efficiency.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to short-term interest rate risks and foreign currency exchange rate risks. The Company does not use derivative instruments for trading purposes.

Interest Rate Risk

Interest rate risk arises primarily from variable rate borrowings in the United States and Canada. The Company has entered into an interest rate swap, which is recognized on the balance sheet at fair value. The Company has determined that the swap is effective; therefore, changes in the fair value of the swap are recorded on a quarterly basis as an adjustment to accumulated other comprehensive loss. The swap was retired in January 2004 with the renegotiation of the Sussex, Wisconsin facility lease.

At December 31, 2003, a hypothetical 100 basis point increase in short-term interest rates would result in a reduction of $237 in earnings before income taxes

Foreign Currency Exchange Risk

All subsidiaries of the Company, except Creative Retail Services (Canada) Inc., use the U.S. dollar as their functional currency. A small portion of the Company's sales, receivables, purchases and expenses are denominated in Euros, Australian dollars and Canadian dollars. The Company also maintains bank accounts in Euros, Australian dollars and the Canadian dollars to facilitate international operations. At this time, the Company's exposure to currency exchange risk is not considered material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Huffy Corporation:

We have audited the accompanying consolidated balance sheets of Huffy Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huffy Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002.

/s/ KPMG LLP
KPMG LLP
Cincinnati, OH
February 12, 2004

                                HUFFY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollar Amounts in Thousands, Except Share Data)

                                                             2003                 2002                2001
                                                       --------------        --------------     --------------
Product sales                                          $      347,019        $      282,676     $      252,109
Service revenue                                                90,657                87,108             79,029
                                                       --------------        --------------     --------------
        Net sales                                             437,676               369,784            331,138
Cost of products sold                                         281,877               226,369            223,914
Cost of services sold                                          77,541                77,842             67,274
                                                       ----------------      --------------     --------------
        Cost of sales                                         359,418               304,211            291,188
                                                       ---------------       --------------     --------------
        Gross profit                                           78,258                65,573             39,950
Selling, general and administrative expenses                   79,872                57,374             47,607
Plant closure and manufacturing reconfiguration                    --                    --              3,713
                                                       --------------        --------------     --------------
        Operating income (loss)                                (1,614)                8,199            (11,370)
Other expense (income):
        Interest expense                                        5,990                 1,973              1,761
        Interest income                                          (363)                 (285)              (633)
        Other (income) expense, net                              (730)                1,636                303
                                                       ---------------       --------------     --------------
Earnings (loss) before income taxes                            (6,511)                4,875            (12,801)
Income tax expense (benefit)                                      966                   540             (4,391)
                                                       --------------        --------------     --------------
     Earnings (loss) from continuing operations                (7,477)                4,335             (8,410)
Discontinued operations:
     Income (loss) from discontinued operations, net              926                (5,713)                --
     of  income tax  provision (benefit) of $810 and
     $(3,182), in 2003 and 2002, respectively
     Loss on disposal of discontinued operations, net
     of income tax benefit of $84                                 (904)                   --                 --
                                                       ---------------       --------------     --------------
Net loss                                               $       (7,455)       $       (1,378)    $       (8,410)
                                                       ===============       ==============     ==============

Earnings (loss) per common share:
  Basic:
     Weighted average number of common shares              15,349,763            11,833,213         10,298,076
     Earnings (loss) from continuing operations        $        (0.49)       $         0.36     $        (0.82)
     Earnings (loss) from discontinued operations                0.00                 (0.48)                --
                                                       --------------        ------------------ --------------
        Net earnings (loss) per common share           $        (0.49)       $        (0.12)    $        (0.82)
                                                       ===============       ===============    ==============
  Diluted:
     Weighted average number of common shares              15,349,763            11,978,747         10,298,076
     Earnings (loss) from continuing operations        $        (0.49)       $         0.36     $        (0.82)
     Earnings (loss) from discontinued operations                0.00                 (0.48)                --
                                                       --------------        ---------------    --------------
        Net earnings (loss) per common share           $        (0.49)       $        (0.12)    $        (0.82)
                                                       ===============       ===============    ==============

        See accompanying notes to the consolidated financial statements.

                                HUFFY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                (Dollar Amounts In Thousands, Except Share Data)

                                                           DECEMBER 31,    DECEMBER 31,
                                                               2003            2002
                                                           ------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                              $      1,432    $      5,419
    Accounts and other receivables, net                         101,283          92,850
    Inventories                                                  49,606          41,847
    Deferred income tax assets                                    9,338          12,227
    Prepaid expenses and other current assets                    12,551           8,755
                                                           ------------    ------------
           Total current assets                                 174,210         161,098
                                                           ------------    ------------
Property, plant and equipment, at cost:
    Land and land improvements                                    1,621           1,621
    Buildings and building improvements                           4,611           4,611
    Machinery and equipment                                      19,403          18,970
    Office furniture, fixtures and equipment                     16,210          17,498
    Leasehold improvements                                        2,322           2,069
    Construction in progress                                      1,303             933
                                                           ------------    ------------
                                                                 45,470          45,702
    Less:  Accumulated depreciation and amortization             28,671          30,191
                                                           ------------    ------------
        Net property, plant and equipment                        16,799          15,511
Excess of cost over net assets acquired, net                     29,627          26,663
Intangible assets, net                                           45,313          48,112
Deferred income tax assets                                       16,539          22,484
Pension assets                                                      506             574
Other assets                                                      9,977           6,650
                                                           ------------    ------------
                                                           $    292,971    $    281,092
                                                           ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable                                          $     62,374    $     54,069
    Current installments of long-term obligations                18,028           5,258
    Accounts payable                                             74,722          65,519
    Accrued expenses:
        Salaries, wages and other compensation                    3,313           6,854
        Insurance                                                 5,152           6,141
        Environmental                                               879             879
        Other                                                     8,460          13,986
                                                           ------------    ------------
         Total accrued expenses                                  17,804          27,860
    Other current liabilities                                       606           8,090
                                                           ------------    ------------
           Total current liabilities                            173,534         160,796
                                                           ------------    ------------
Long-term obligations, less current installments                    542             317
Pension liabilities                                              31,692          31,934
Postretirement benefits other than pension                        9,158           9,340
Other long-term liabilities                                       5,389           6,958
                                                           ------------    ------------
           Total liabilities                                    220,315         209,345
                                                           ------------    ------------
Shareholders' equity:
      Common stock; 60,000,000 shares authorized,
      22,553,280 and 21,153,290 shares issued, and
      16,037,799 and 14,637,809 shares outstanding at
      December 31, 2003 and 2002, respectively                   22,523          21,153
    Additional paid-in capital                                  102,917          95,267
    Retained earnings                                            66,314          73,769
    Unearned stock compensation                                     (23)            (18)
    Accumulated other comprehensive loss                        (29,109)        (28,551)
    Treasury shares, at cost                                    (89,966)        (89,873)
                                                           -------------   ------------
           Total shareholders' equity                            72,656          71,747
                                                           ------------    ------------
                                                           $    292,971    $    281,092
                                                           ============    ============

        See accompanying notes to the consolidated financial statements.

                                HUFFY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)

                                                                                 2003            2002            2001
                                                                              -----------     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings from continuing operations                                $    (7,477)    $     4,335    $    (8,410)
Adjustments to reconcile net earnings (loss) to net cash provided by
(used in) operating activities:
      Depreciation and amortization                                                 4,634           3,820          4,676
      (Gain) loss on sale of property, plant and equipment                              3            (525)            (4)
      Write-down of certain property, plant and equipment                              --              --          2,018
      Deferred income taxes                                                         8,834         (17,361)         1,323
      Changes in assets and liabilities, excluding the effects of acquisitions:
         Accounts and other receivables, net                                       (8,433)         (1,264)        30,877
         Inventories                                                               (7,759)         (5,487)        30,841
         Prepaid expenses                                                          (3,796)         (1,618)          (259)
         Other assets                                                              (1,110)         13,291         (9,475)
         Accounts payable                                                           9,203           3,760          3,146
         Accrued expenses                                                         (10,056)         (6,103)       (13,319)
         Other current liabilities                                                 (7,484)          1,224         (1,182)
         Other long-term liabilities                                                5,022           4,356            554
                                                                              -----------     -----------    -----------
          Net cash (used in)  provided by continuing operating activities         (18,419)         (1,572)        40,786
                                                                              -----------     -----------    -----------
Discontinued operating activities:

      Loss on disposal from discontinued operations                                  (904)             --             --
      Gain (loss) from discontinued operations                                        926          (5,713)            --
                                                                              -----------     -----------    -----------
          Net cash provided by (used in) discontinued operating activities             22          (5,713)            --
                                                                              -----------     -----------    -----------
          Net cash (used in) provided by operating activities                     (18,397)         (7,285)        40,786
                                                                              -----------     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                         (5,901)         (3,144)        (2,553)
      Proceeds from sale of property, plant and equipment                             211             747              4
      Gen-X acquisition                                                            (1,384)        (19,001)            --
      McCalla acquisition, net of cash acquired                                        --          (4,900)            --
                                                                              -----------     -----------    -----------
          Net cash used in investing activities                                    (7,074)        (26,298)        (2,549)
                                                                              -----------     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase (decrease) in short-term borrowings                              8,305          54,069        (17,656)
      Repayment of debt assumed in the Gen-X acquisition                               --         (37,800)            --
      Preferred shares redeemed                                                        --          (4,970)            --
      Issuance of long-term debt                                                   15,270             673             --
      Repayment of long-term debt                                                  (2,275)           (250)
      Issuance of common shares                                                       184             739          1,626
                                                                              -----------     -----------    -----------
          Net cash provided by (used in) financing activities                      21,484          12,461        (16,030)
                                                                              -----------     -----------    ------------
Net change in cash and cash equivalents                                            (3,987)        (21,122)        22,207
      Cash and cash equivalents:
         Beginning of the year                                                      5,419          26,541          4,334
                                                                              -----------     -----------    -----------
         End of the year                                                      $     1,432     $     5,419    $    26,541
                                                                              ===========     ===========    ===========

        See accompanying notes to the consolidated financial statements.

                                HUFFY CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (Dollar Amounts in Thousands, Except Share Data)

                                                                                                  ACCUMULATED
                                                           ADDITIONAL               UNEARNED         OTHER
                                                 COMMON     PAID-IN    RETAINED       STOCK      COMPREHENSIVE   TREASURY
                                      TOTAL      STOCK      CAPITAL    EARNINGS   COMPENSATION       LOSS          STOCK
                                    ---------   --------   ----------  --------   ------------   -------------   ---------
Balance at December 31, 2000        $  73,131   $ 16,704   $   66,204  $ 83,557      $  --       $      (2,676)  $ (90,658)
Comprehensive loss, net of tax:
  Net loss                             (8,410)                           (8,410)
  Minimum pension liability
   adjustment, net of income tax
   benefit of $194                       (434)                                                            (434)
  Unrealized loss on derivative
     instruments                         (311)                                                            (311)
                                    ---------
       Total comprehensive loss        (9,155)
Issuance of 227,129 shares in
     connection with common stock
     plans                              1,626        227        1,022                                                  377
                                    ---------   --------   ----------  --------      -----       -------------   ---------
Balance at December 31, 2001        $  65,602   $ 16,931   $   67,226  $ 75,147      $  --       $      (3,421)  $ (90,281)
Comprehensive loss, net of tax:
  Net loss                             (1,378)                           (1,378)
  Minimum pension liability
    adjustment, net of income tax
    benefit of $13,624                (25,234)                                                         (25,234)
  Foreign currency translation
     Adjustment                             1                                                                1
  Unrealized gain on derivative
    instruments, net of income
    tax expense of $126                   103                                                              103
                                    ---------
       Total comprehensive loss       (26,508)

Unearned stock compensation               (18)                                         (18)
Issuance of 4,161,241 shares in
 connection with the acquisition
 of Gen-X Sports Inc.                  31,932      4,161       27,771
Issuance of 60,580 shares in
  connection with common
  stock plans                             739         61          270                                                  408
                                    ---------   --------   ----------  --------      -----       -------------   ---------
Balance at December 31, 2002        $  71,747   $ 21,153   $   95,267  $ 73,769      $ (18)      $     (28,551)  $ (89,873)
Comprehensive loss, net of tax:
  Net loss                             (7,455)                           (7,455)
  Minimum pension liability
   adjustment, net of income tax
   benefit of $405                       (752)                                                            (752)
  Foreign currency translation
     Adjustment                            60                                                               60
  Unrealized gain on derivative
    instruments, net of income
    tax expense of $73                    134                                                              134
                                    ---------
       Total comprehensive loss        (8,013)

Unearned stock compensation                (5)                                          (5)
Issuance of 193,466 shares in
 connection with the acquisition
 of Gen-X Sports Inc.                    1,165       193          972
Issuance of 1,100,000 shares in
 connection with stock
 contribution to pension plan            7,450     1,100        6,350
Repurchase of common shares                (93)                                                                        (93)
Issuance of 76,524 shares in
 connection with common stock
 plans                                     405        77          328
                                    ----------  --------   ----------  --------      -----       -------------   ---------
Balance at December 31, 2003        $   72,656  $ 22,523   $  102,917  $ 66,314      $ (23)      $     (29,109)  $ (89,966)
                                    ==========  ========   ==========  ========      =====       =============   =========

        See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS, EXCEPT FOR SHARE DATA)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION - The consolidated financial statements include the accounts of Huffy Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated. The accompanying statement of operations for the year ended December 31, 2002 includes the results of operations for Gen-X Sports Inc. for the period from September 19, 2002 to December 31, 2002 and McCalla Company for the period from March 27, 2002 to December 31, 2002. The fiscal year 2003 reflects a full year of operations for both Gen-X Sports Inc. and McCalla Company.

BASIS OF PRESENTATION - The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company expects cash and cash equivalents, cash flow from operations and its revolving credit facility to be sufficient to finance seasonal working capital needs and capital expenditures throughout 2004, and for the foreseeable future; however, there can be no assurance that these funds will be sufficient. The Company's financing facilities require it to meet certain EBITDA and fixed charge coverage covenants. In order to achieve these covenants, the Company will need to perform better than it did in 2003. The Company anticipates implementation of a plan in 2004 to reduce working capital, particularly the working capital associated with the product lines acquired in the Gen-X Sports, Inc. acquisition, and will contribute to improved cash flows from operations when fully implemented. See Subsequent Events discussion in Note 19. However, there is no assurance that the Company will be able to achieve such performance levels and maintain compliance with its financial covenants. In addition, based upon the nature of the Company's financing arrangement, there can be no assurance that it will be able to obtain any additional funding on acceptable terms. In the event of default under the Company's credit facilities and in the event that the Company's lenders do not waive the default, the Company's financial position, results of operations and liquidity could be materially adversely affected.

RECLASSIFICATION - Certain prior year balances have been reclassified to conform with the 2003 presentation.

CASH AND CASH EQUIVALENTS - Cash equivalents consist principally of short-term money market instruments with original maturities of three months or less.

REVENUE RECOGNITION - The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. Revenue for retail services is recognized at the time the service is performed.

The Company provides for right of return privileges to certain customers. The Company's reserves for returns in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists."

TRADE ACCOUNTS RECEIVABLE - Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. In the event of a customer bankruptcy or reorganization, specific reserves are established to write down accounts receivable to the level of anticipated recovery. The Company may consult with third-party purchasers of bankruptcy receivables when establishing specific reserves. The Company determines the allowance based on historical write-off experience estimated at 0.2% of net sales. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. In addition to the allowance for doubtful accounts, the Company also has certain allowances for claims that have been or may be incurred on all products that have been shipped. The reserves are calculated based on claims that have been submitted but not settled. The calculation also considers anticipated claims based upon historical performance. Some major retailers have chosen to manage the warranty process in exchange for a claims allowance based on sales volume. The portion of the reserve related to retailer claims allowances is netted against accounts receivable while the balance of the reserve is classified as an accrued liability on the balance sheet. Additions to the reserve are treated as a deduction from net sales if they related to a negotiated claim allowance and as selling, general and administrative costs if they related to a general warranty expense. The allowance for doubtful accounts was $1,274 and $1,214 as of December 31, 2003 and 2002, respectively. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of trade accounts receivable. In the normal course of business, Huffy extends credit to various companies in the retail industry where certain concentrations of credit risk exist. These concentrations of credit risk may be similarly affected by changes in economic or credit conditions and may, accordingly, impact Huffy's overall credit risk. Management believes that the Company's diversification of accounts receivable is sufficient to reduce potential market credit risk, and that the allowance for doubtful accounts is adequate to absorb estimated losses as of December 31, 2003.

INVENTORIES - Inventories are valued at cost (not in excess of market) determined by the first-in, first-out (FIFO) method. Management reviews inventory for salability on a quarterly basis and believes that inventory is appropriately stated at the lower of cost or market.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of minimum lease payments. Plant and equipment held under capital leases and leasehold improvements are amortized over the shorter of the lease term or estimated useful lives.

Annual depreciation and amortization rates are as follows:

Land improvements                                                            5 - 10%
Buildings and improvements                                                   2-1/2 - 10%
Office furniture, fixtures, machinery and equipment                          10 - 33-1/3%
Leasehold improvements                                                       4-1/2 - 33-1/3%

IMPAIRMENT OF LONG LIVED ASSETS - The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to discounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections on the balance sheet.

At December 31, 2002, the Company had classified $1,500 of land and $3,980 of buildings obtained in the Gen-X acquisition as net assets held for sale. These assets and related reserves were reclassified as held and used in the fourth quarter of 2003 in order to conform to the 2003 presentation, as these assets had not sold for a period of more than a year.

PRODUCT LIABILITY - The Company maintains a reserve for product liability based upon expected settlement charges for pending claims and an estimate of unreported claims derived from experience, volume and product sales mix. The Company estimates the value of each claim when reported, and then adjusts those claims by a development factor created using historical claims. The development factor takes into consideration factors that affect the value of each claim over the passage of time, such as new facts regarding the cases that were not available at the time the reserves were originally established.

FREIGHT- The Company classifies outbound freight expense to customers as an adjustment to product sales revenue on the accompanying consolidated statements of operations. For the years ended December 31, 2003, 2002 and 2001, freight expense was $4,452, $3,418 and $2,633, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS - Goodwill represents the excess of cost over fair value of the assets of the business acquired. The Company adopted the provisions of SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", as of January 1, 2002. Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No.142. SFAS No.142 also requires intangible assets with estimable useful lives to be amortized on the straight-line method over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144.

Goodwill and other intangible assets with indefinite useful lives are tested for impairment annually during the fourth quarter, and are tested more frequently if events and circumstances indicate that an asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit level and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill and other intangible assets with indefinite useful lives over the implied fair value of that goodwill and other intangible assets with indefinite useful lives. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill and other intangible assets with indefinite useful lives.

DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of cash and cash equivalents, trade receivables, trade accounts payable, notes payable, and accrued expenses approximates fair value due to the short maturity of these instruments.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to SFAS No. 133", during 2003 and 2002, the Company recorded an adjustment, net of tax, of $134 and $103, respectively, in accumulated other comprehensive loss to recognize at fair value an interest rate swap that is designated as a cash-flow hedging instrument. No other derivative instruments have been identified.

The interest rate swap is recognized on the balance sheet at fair value. The Company has determined that the swap is effective; therefore, changes in the fair value of the swap are recorded on a quarterly basis as an adjustment to accumulated other comprehensive loss. The swap was redeemed in January 2004 and had no impact on the Company's results of operations.

EARNINGS (LOSS) PER COMMON SHARE - Basic earnings (loss) per share of common stock excludes any dilutive effects of stock options and is based upon the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The dilutive effect of stock options is excluded from the diluted per share calculation if the Company has a loss from continuing operations, as the impact would be anti-dilutive.

USE OF ESTIMATES - Management of the Company has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the reported amounts of revenue and expenses, and the disclosures of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the impairment of property, plant and equipment, and intangibles and goodwill, valuation of receivables, inventories and deferred income tax assets, environmental remediation liabilities, and assets and obligations related to employee benefits.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively; expected volatility of 51.7% in 2003, 50.3% in 2002, 43.3% in 2001; risk-free interest rates from 3.4% to 4.2% for all plans and years: and expected lives from 3.91 to
7.66 years. The weighted average fair value of the options granted in 2003, 2002 and 2001 was $3.31, $3.91 and $3.59, respectively. The weighted average expected dividend assumed is zero.

At December 31, 2003, the Company has stock-based compensation plans which are described in Note 8. The Company applies the principles of APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan except for options issued below fair market value. The compensation cost that has been charged against income for options issued below fair market value and options issued to replace canceled options, was $150, $119, and $122, (after tax $93, $106, and $80) for the years ended December 31, 2003, 2002 and 2001, respectively. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123 for all outstanding and vested awards in each accounting period, the Company's net
(loss) and (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                            2003        2002         2001
                                                         ---------    ---------    --------
Net loss
As Reported                                              $  (7,455)   $  (1,378)   $ (8,410)
Add: Stock based employee compensation included
  in reported net loss, net of tax                              93          106          80
Deduct: Total stock based employee compensation
  expense determined under the fair-value based method
  for all awards, net of tax                                  (987)        (653)       (887)
                                                         ---------    ---------    -------
Net loss Proforma:                                       $  (8,349)   $  (1,925)   $ (9,217)
Loss per share as reported:
   Basic                                                     (0.49)       (0.12)      (0.82)
   Diluted                                                   (0.49)       (0.12)      (0.82)
Loss per share Proforma:
   Basic                                                     (0.54)       (0.16)      (0.90)
   Diluted                                                   (0.54)       (0.16)      (0.90)

INCOME TAXES- Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

At December 31, 2003, we have a valuation allowance of $8,392 primarily to reduce our net operating loss and tax credit carryforwards of $14,512 to an amount that will more likely than not be realized. These net operating loss and tax credit carryforwards exist in many state an foreign jurisdictions and have varying carryforward periods and restrictions on usage. The estimation of future taxable income in these state and foreign jurisdictions and our resulting ability to utilize net operating loss and tax credit carryforwards can significantly change based on future events, including our determinations as to the feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes.

As a matter of course, we may be audited by federal, state and foreign tax authorities. We provide reserves for potential exposures when we consider it probable that a taxing authority may take a sustainable position on a matter contrary to our position. We evaluate these reserves, including interest thereon, on a quarterly basis to insure that they have been appropriately adjusted for events that may impact our ultimate payment for such exposures.

See Note 11 for a further discussion of our income taxes.

ENVIRONMENTAL REMEDIATION LIABILITIES - The Company accounts for environmental remediation liabilities in accordance with the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities," ("SOP 96-1"). The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

FOREIGN CURRENCY TRANSLATION - Assets and liabilities of foreign operations are generally translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are generally translated at the weighted average exchange rates prevailing during each period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a component of accumulated other comprehensive loss until either sale or upon complete or substantially complete liquidation by the Company of its investments in a foreign entity.

NOTE 2. ACQUISITIONS

On September 19, 2002, the Company acquired all of the stock of Gen-X Sports Inc. and Gen-X Sports, Inc. and their subsidiaries in exchange for $19,001 in cash and the issuance of 4,161,241 shares of Huffy Corporation's Class A common shares to the stockholders of Gen-X. The $7.687 per share value of the Class A common shares issued was determined based upon the average market price of Huffy Corporation's common shares over the two day period before and after the terms of the acquisition were agreed to and announced. The purchase price was subject to certain post-closing adjustments based upon financial performance objectives in 2002 and no breach of representations and warranties clauses in 2003; whereby 645,161 and 193,466 additional common shares were subject to issuance for 2002 and 2003 to the Gen-X stockholders.

These contingent shares were issuable on or about the first anniversary date of the acquisition. The financial performance objectives were not achieved for 2002; however, as no breach of representations and warranties occurred in 2003, 193,466 shares were issued in 2003. The acquired companies redeemed $4,970 of preferred stock at face value immediately following the acquisition, and refinanced their existing bank debt. Included in the assets acquired upon the acquisition date were trademarks, patents and licensing agreements recorded at their fair values of $45,800, $1,285 and $940, respectively, as well as goodwill in the amount of $12,104. The fair values for these assets, excluding goodwill, were determined by an independent third-party appraiser. During 2003, goodwill was increased $2,960 for the issuance of 193,466 of shares in the amount of $1,165 as well as additional legal costs and other professional fees associated with the acquisition of $1,795. The Company believes that the consolidation of the Huffy and Gen-X sporting goods product lines and selling and administrative support structures will create a stronger, more competitive sporting goods company capable of achieving greater financial strength, earnings power, operational efficiency and growth potential than either company would on its own. The acquisition also broadened each company's brand portfolios and sporting goods product offerings and broadened and diversified the customer base. Finally, the combination also decreased seasonal fluctuations in sales and earnings. See discussion of the Company's plans related to Gen-X at Note 19, Subsequent Events.

On March 27, 2002, the Company acquired 100% of the common stock of McCalla Company and its subsidiaries, Creative Retail Services Inc. and Creative Retail Services (Canada) Inc. ("McCalla") for $5,400, less $500 net cash acquired, and was paid in cash. A contingent purchase price payment was recorded for the McCalla acquisition of $1,645 in the fourth quarter of 2002. The $1,645 contingent purchase price payment was paid to the sellers in April 2003 and was treated as contingent purchase price in accordance with EITF 95-8 "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination." Of the total purchase price, $4,876 was recorded as goodwill, $300 was recorded as a covenant not-to-compete, and $224 of net assets acquired were recorded. McCalla provides merchandising, including cycle and periodic product resets, stocking and sales training for a number of well-known manufacturers serving Home Depot, including, among others, Duracell, and Spectrum Brands. The purchase agreement called for an annual earn-out payment for 2002 and 2003 net earnings in excess of contractual projections. The 2003 payment for 2002 performance was $1,645, and was recorded as an addition to goodwill and an accrued liability at December 31, 2002 in the accompanying consolidated balance sheet, and cash was paid in 2003. McCalla did not meet the financial performance objectives in 2003, therefore no earn-out payment will be made in 2004.

Both of these acquisitions were accounted for on the purchase method of accounting in accordance with SFAS No. 141.

The Company has the following acquired intangible assets as of December 31, 2003, 2002 and 2001:

                                                          2003                       2002                        2001
                                                          ----                       ----                        ----
                                                    GROSS                      GROSS                      GROSS
                                                   CARRYING   ACCUMULATED    CARRYING     ACCUMULATED    CARRYING   ACCUMULATED
                                                    AMOUNT    AMORTIZATION    AMOUNT     AMORTIZATION     AMOUNT    AMORTIZATION
                                                   --------   ------------   --------    ------------    --------   ------------
Assets subject to amortization:
     Gen-X patents                                 $    942     $   103      $  1,285      $    49       $     --     $    --
     Gen-X license agreements                           940         541           940          119             --          --
     McCalla covenant not to compete                    300         105           300           45             --          --
                                                   --------     -------      --------      -------       --------     -------
Total assets subject to amortization               $  2,182     $   749      $  2,525      $   213       $     --     $    --
                                                   ========     =======      ========      =======       ========     =======
Assets not subject to amortization:
Trademarks at Gen-X                                $ 43,880     $    --       $45,800      $    --        $    --     $    --
Goodwill recorded in connection with the
     Gen-X acquisition                               15,064          --        12,104           --             --          --
Goodwill in the Huffy bicycle business unit           8,824       2,380         8,824        2,380          8,824       2,380
Goodwill in Huffy Sports business unit                1,973         569         1,973          569          1,973         569
Goodwill recorded in connection with the
     McCalla acquisition                              6,525          --         6,521           --             --          --
Goodwill in Huffy Service Solutions  business
     unit                                               478         288           478          288            478         288
                                                   --------     -------      --------      -------       --------     -------
Total assets not subject to amortization           $ 76,744     $ 3,237      $ 75,700      $ 3,237       $ 11,275     $ 3,237
                                                   ========     =======      ========      =======       ========     =======

The Company recorded amortization expense of $650, $213, and $726 in 2003, 2002 and 2001, respectively. The Company estimates that amortization expense will be $478, $205, $142, $97, $82, and $396 for each of the years ended December 31, 2004, 2005, 2006, 2007, 2008 and thereafter, respectively.

Prior to the adoption of SFAS No. 142, the Company amortized the excess of cost over of net assets acquired on a straight-line basis over fifteen to forty years and tested for impairment if events and circumstances indicated that the goodwill might be impaired.

The total amount of goodwill on the Company's books at December 31, 2003 was $29,627. Of that amount, the Company expects that $7,750 will be deductible for tax purposes. The amount of goodwill attributed to the sporting goods segment is $22,912. The goodwill attributed to the services to retailers segment is $6,715.

Changes in the carrying value of intangible assets for the year ended December 31, 2003 are as follows:

                                                  DECEMBER 31,                                                  DECEMBER 31,
                                                      2002                                                          2003
                                                     GROSS                                                         GROSS
                                                   CARRYING                                                      CARRYING
                                                    AMOUNT            ADDITIONS            ADJUSTMENTS             AMOUNT
                                              -------------------  --------------       ----------------      ----------------
Assets subject to amortization:
          Gen-X patents                       $             1,285  $           16       $           (359)(2)  $            942
          Gen-X license agreements                            940               8                     (8)                  940
          McCalla covenant not to compete                     300               -                      -                   300
                                              -------------------  --------------       ----------------      ----------------
Total assets subject to amortization:         $             2,525  $           24       $           (367)     $          2,182
                                              ==================== ===============      ================      ================
Assets not subject to amortization:
Trademarks at Gen-X                           $            45,800  $            6       $         (1,926)(2)  $         43,880
Goodwill recorded in connection with the
     Gen-X acquisition                                     12,104           2,960 (1)                  -                15,064
Goodwill in the Huffy Bicycle
     business unit                                          8,824               -                      -                 8,824
Goodwill in Huffy Sports business unit                      1,973               -                      -                 1,973
Goodwill recorded in connection with the
     McCalla acquisition                                    6,521               -                      4                 6,525
Goodwill in Huffy Service Solutions
     business unit                                            478               -                      -                   478
                                              -------------------- ---------------      ----------------      ----------------
Total assets not subject to amortization      $            75,700  $        2,966       $         (1,922)     $         76,744
                                              ==================== ===============      ================      ================

(1) During 2003, goodwill associated with the Gen-X acquisition increased $2,960 for the issuance of shares in the amount of $1,165, as well as additional legal costs and other professional fees associated with the acquisition of $1,795. The additional legal and professional fees were primarily related to perfecting certain patent rights that were in process at the time of the Gen-X acquisition.

(2) During 2003, Gen-X patents and trademarks decreased by $359 and $1,926, respectively, due primarily to the sale of Volant(R), a former division of Gen-X.

The following table provides a summary of net income (loss) and related basic and diluted EPS information as reported, and as adjusted to exclude goodwill amortization, for the year ended December 31, 2001.

                                                   DECEMBER 31,
                                                       2001
                                                   ------------
Reported net loss                                   $  (8,410)
Add back:  Goodwill amortization                          726
                                                    ---------
Adjusted net loss                                   $  (7,684)
                                                    ---------
Basic EPS
     Reported net loss                              $   (0.82)
     Adjusted net loss                                  (0.75)
Diluted EPS
     Reported net loss                              $   (0.82)
     Adjusted net loss                                  (0.75)

The table below presents unaudited pro forma condensed combining statements of operations from the Company and Gen-X Sports, Inc. for the years ended December 31, 2002 and 2001. The unaudited pro forma condensed combining statements of operations are presented as if the merger had occurred on January 1, 2001.

     Summary Unaudited Pro Forma Condensed Combining Statement of Operations
              (Dollar amounts in thousands, except per share data)

                                                            PRO FORMA YEAR ENDED              PRO FORMA YEAR ENDED
                                                            DECEMBER 31, 2002(a)              DECEMBER 31, 2001(a)
                                                         ---------------------------       -------------------------
                                                            HUFFY          PRO FORMA           HUFFY       PRO FORMA
                                                         CORPORATION       COMBINED         CORPORATION    COMBINED
                                                         -----------      ----------       -----------   -----------
Net sales                                                $   372,896      $   466,540       $   331,138   $   438,606
Earnings from continuing operations                            4,592            6,318            (8,410)       (4,094)
Earnings from continuing operations per common
share
    Basic                                                $      0.44      $      0.43       $     (0.82)  $     (0.27)
    Diluted                                              $      0.43      $      0.43       $     (0.82)  $     (0.27)
Shares used in calculation of earnings per share
    Basic                                                 10,446,133       14,607,374        10,298,076    14,459,317
    Diluted                                               10,591,667       14,752,908        10,298,076    14,459,317

(a) Reflects the results for Huffy Corporation prior to the disposal of the Volant product line.

The following table summarized the estimated fair value of the assets acquired and the liabilities assumed at the date of the Gen-X acquisition.

Accounts receivable                      $     41,531
Inventories                                    23,877
Prepaid expense                                 3,234
Property, plant and equipment                   7,979
Intangible assets                              48,025
Goodwill                                       12,104
Other assets                                    1,544
                                         ------------
Total assets acquired                         138,294
                                         ------------
Accounts payable                               30,441
Accrued liabilities                             8,998
Debt obligations                               42,952
                                         ------------
Total liabilities assumed                      82,391
                                         ------------
Net assets acquired                      $     55,903
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

NOTE 3. SUPPLEMENTAL CASH FLOW INFORMATION

                                                      2003             2002             2001
                                                    ---------       -----------       ---------
Cash paid (received) during the period for:
     Interest                                       $   6,250       $     1,645       $     845
     Taxes                                              1,235            (8,229)          1,532
                                                    =========       ===========       =========
Details of acquisitions:
     Fair value of assets acquired                                      138,294
     Liabilities assumed                                                 82,391
                                                                    -----------
         Net assets acquired                                             55,903
     Less:  common shares issued                                         31,932
     Less:  preferred shares redeemed                                     4,970
                                                                    -----------
         Cash paid for Gen-X common shares                               19,001
                                                                    -----------
Cash paid for McCalla acquisition                                         5,400
     Less:  cash acquired                                                   500
                                                                    -----------
         Net cash paid for McCalla acquisition                            4,900
                                                                    -----------
Net cash paid for acquisitions                                      $    23,901
                                                                    ===========

NOTE 4. INVENTORIES

The components of inventories are as follows:

                                       2003            2002
                                    ----------      ---------
Finished goods                      $   43,196      $  36,104
Work-in-process                            194            147
Raw materials and supplies               6,216          5,596
                                    ----------      ---------
                                    $   49,606      $  41,847
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

The following is a roll-forward of the Company's claims and allowance activity for 2003:

                                     Retailer Claims
                                       Allowances       General Warranty     Total
                                       ----------       ----------------     -----
Beginning balance December 31, 2002      $   802            $   143         $   945
Additions to reserves                        530              1,283           1,813
Settled claims                              (847)            (1,128)         (1,975)
                                         -------            -------         -------
Ending balance December 31, 2003         $   485            $   298         $   783
                                         =======            =======         =======

NOTE 6. LINES OF CREDIT AND LONG-TERM OBLIGATIONS

In September 2002, the Company entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation (Central), which has subsequently been amended. The interest rate under the revolving credit facility varies, based upon excess availability, from the prime rate to prime rate plus ..25%, or London Interbank Offering Rate (LIBOR) plus 1.75% to LIBOR plus 2.75%. On March 14, 2003, the Company entered into a $15,000 subordinated Term Loan with Ableco Finance LLC (the Term Loan). The Term Loan is secured by a lien on the Company's trademarks and trade names and a subordinated position on all other assets pledged under the Company's revolving credit facility. The Term Loan matures on the earlier of the maturity of the Company's revolving credit facility or five years. The Term Loan contains provisions for an annual commitment fee of $370. The Term Loan commitment could be withdrawn if the annual fees are not paid, or if the Company is in violation of its loan covenants. In addition, financial covenants in the Term Loan require the Company to maintain minimum EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), and a fixed charge coverage ratio. In conjunction with the Term Loan, the Company amended its credit facility with its existing lenders to incorporate the new borrowing into the agreement. Financial covenants identical to the Term Loan were added to the revolving credit facility. In addition, changes were made in the revolving credit facility's existing Net Worth covenant, which raised the minimum net worth requirement to $60,000 and increases the minimum net worth requirement to $62,500 on January 1, 2004. The revolving credit facility is secured by all assets of the Company and its affiliates and will expire on December 31, 2004, with a 12-month renewal option. In anticipation of 2003 operating losses, the Company contacted its lender to request amendment of certain of its covenants at December 31, 2003, and certain ongoing cumulative covenants in 2004. The Company received a waiver from its lenders addressing the deficiency in achieving its EBITDA and fixed charge coverage ratio covenants for the quarter ended December 31, 2003. Subsequently the lenders entered into an additional amendment dated February 19, 2004 which excludes $5,200 of certain charges from the cumulative twelve month calculation for December 2003.

From time to time, the Company has requested and received additional short-term borrowing authority under its revolving credit facility with Congress Financial to cover seasonal working capital requirements. In July 2003, the Company amended its revolving credit facility to increase the maximum loan amount to $105,000 and to increase the revolving loan limit to $90,000.

                                                  2003             2002
                                                ---------        ---------
SHORT-TERM BORROWINGS:
Revolving credit facility                       $  62,374        $  54,069
Mortgage loan due monthly                           4,495            4,744
11% Term Loan due Dec 2004                         12,975              326
Maximum borrowings                                 75,572           62,543
Average borrowings                                 61,827           55,881
Weighted average interest rate                       5.18%            5.00%

LONG-TERM OBLIGATIONS:
Capital leases due monthly through 2007             1,100              505
                                                ---------        ---------
                                                   18,570            5,575
Less:  current installments                        18,028            5,258
                                                ---------        ---------
                                                $     542        $     317
                                                =========        =========

Principal payments required on the long-term obligations for 2005 through 2007 are approximately, $437, $98, and $7 respectively.

As of December 31, 2003, the revolving credit facility had $14,957 of borrowing capacity. Management believes that the available balance on the amended credit facility and internally generated cash flows will be sufficient to finance the Company's seasonal working capital and capital expenditure needs in the coming year. The Company is limited in its ability to pay dividends pursuant to the terms of its Second Amended and Restated Loan and Security Agreement, as amended.

Assets which are leased subject to capital leases include computer and office equipment with a cost of $1,748 and accumulated depreciation of $631 at December 31, 2003.

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

NOTE 8. COMMON STOCK AND COMMON STOCK PLANS

Under the Company's Amended Articles of Incorporation, there are 60,000,000 authorized shares of Common Stock, $1.00 par value, 22,553,280 shares are issued and 16,037,799 are outstanding as of December 31, 2003.

At December 31, 2003, the Company has stock-based compensation plans which are described below. The Company applies the principles of APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan except for options issued below fair market value. The compensation cost that has been charged against income for options issued below fair market value and options issued to replace canceled options, was $150, $119, and $122, (after tax $93, $106, and $80) for the years ended December 31, 2003, 2002 and 2001, respectively.

                                                      2003                    2002                    2001
                                                    WEIGHTED-               WEIGHTED-               WEIGHTED-
                                           2003     AVERAGE        2002     AVERAGE      2001       AVERAGE
                                        NUMBER OF   EXERCISE   NUMBER OF    EXERCISE   NUMBER OF    EXERCISE
                                         SHARES      PRICE       SHARES       PRICE      SHARES       PRICE
1998 NON-QUALIFIED PLAN
Outstanding at January 1                 779,138    $   7.81    477,450     $   8.74    353,825   $       10.13
Granted at fair value                     70,988        5.24    385,250         7.05    161,250            6.37
Granted below fair value                      --          --         --           --         --              --
     Forfeited                            70,000        7.93    (67,313)       10.41    (35,000)          12.00
     Exercised                                --          --    (16,249)        6.23     (2,625)           6.20
                                         -------    --------    -------     --------    -------   -------------
Outstanding                              780,126    $   7.57    779,138     $   7.81    477,450   $        8.74
                                         =======    ========    =======     ========    =======   =============
Exercisable                              366,936    $   8.66    222,520     $  10.16    170,549   $       11.49
                                         =======    ========    =======     ========    =======   =============
Weighted-average fair value of options
granted during the period;
Issued at fair value on grant date                  $   2.87                $   4.03              $        3.34
Issued below fair value on grant date                     --                      --                         --
1998 QUALIFIED PLANS
Outstanding at January 1                 665,273    $   6.31    460,843     $   6.08    314,558   $        5.92
Granted at fair value                    227,512        5.54    203,000         6.89    190,495            5.72
Granted below fair value                  45,456        1.00     22,960         1.00         --              --
     Forfeited                                --          --         --           --         --              --
     Exercised                           (26,122)       1.24    (21,530)        1.29    (44,210)           3.35
                                         -------    --------    -------     --------    -------   -------------
Outstanding                              912,119    $   6.00    665,273     $   6.31    460,843   $        6.08
                                         =======    ========    =======     ========    =======   =============
Exercisable                              454,857    $   5.89    336,023     $   5.82    287,093   $        5.68
                                         =======    ========    =======     ========    =======   =============
Weighted-average fair value of options
granted during the period;
Issued at fair value on grant date                  $   3.05                $     --              $        3.01
Issued below fair value on grant date                   5.22                    7.60                         --
1988 PLAN
Outstanding at January 1                 359,491    $  13.18    440,753     $  13.36    825,477   $       12.42
Granted at fair value                         --          --         --           --         --              --
Granted below fair value                      --          --         --           --         --              --
     Forfeited                            29,607       17.50    (81,262)       14.15   (299,724)          14.30
     Exercised                                --          --         --           --    (85,000)           1.00
                                         -------    --------    -------     --------    -------   -------------
Outstanding                              329,884    $  12.79    359,491     $  13.18    440,753   $       13.36
                                         =======    ========    =======     ========    =======   =============
Exercisable                              329,884    $  12.79    359,491     $  13.18    437,003   $       13.34
                                         =======    ========    =======     ========    =======   =============
Weighted-average fair value of options
granted during the period;
Issued at fair value on grant date                  $     --                $     --              $          --
Issued below fair value on grant date                     --                      --                         --
1987 DIRECTOR STOCK OPTION PLAN
Outstanding at January 1                 121,773    $  14.44     132,046    $  13.39    188,913   $       13.43
Granted at fair value                         --          --          --          --         --              --
Granted below fair value                      --          --          --          --         --              --
     Forfeited                                --          --          --          --    (56,250)          13.67
     Exercised                            (3,022)       1.00     (10,273)       1.00       (617)           0.67
                                         -------    --------     -------    --------    -------   -------------
Outstanding                              118,751    $  14.78     121,773    $  14.44    132,046   $       13.39
                                         =======    ========     =======    ========    =======   =============
Exercisable                              118,751    $  14.78     121,773    $  14.44    132,046   $       13.39
                                         =======    ========     =======    ========    =======   =============

Weighted-average fair value of options
granted during the period;
 Issued at fair value on grant date                 $     --                $     --              $          --
 Issued below fair value on grant date                    --                      --                         --

                                     OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                     -------------------                    -------------------
                                                          AVERAGE      WEIGHTED
                          RANGE OF         NUMBER        REMAINING      AVERAGE      NUMBER      AVERAGE
                          EXERCISE      OUTSTANDING AT  CONTRACTUAL    EXERCISE    EXERCISABLE   EXERCISE
                            PRICE         12/31/03         LIFE         PRICE      AT 12/31/03    PRICE
                            -----         --------         ----         -----      -----------    -----
1998 Non-Qualified
Plan                         0-6            73,500          9.8         5.2361         2,750       5.3182
                             6-8           612,676          7.8         6.7224       272,986       6.5458
                             8-10            8,000          7.0         8.8963         5,250       8.8019
                            10-12            3,000          4.8          11.75         3,000        11.75
                            12-14            2,000          5.6          14.00         2,000        14.00
                            14-16           60,200          4.9        14.9927        60,200      14.9927
                            16-18           17,750          4.6        17.2764        17,750      17.2764
                            18-20            3,000          4.5        19.1875         3,000      19.1875
1998 Qualified Plans         0-4           130,607          7.6           1.00       130,607         1.00
                             4-6           216,500          9.7         5.4015        11,750       4.7234
                             6-8           491,012          6.8         6.4784       238,500       6.2876
                             8-10           12,000          7.3           8.79        12,000         8.79
                            10-14           46,000          5.2        13.6576        46,000      13.6576
                            14-18           16,000          4.3          16.25        16,000        16.25
1988 Plan                   10-12          149,082          2.4        11.1585       149,082      11.1585
                            12-14           58,274          3.0        13.6074        58,274      13.6074
                            14-16          122,528          3.1        14.3834       122,528      14.3834
1987 Director Option
Plan                         0-2             6,251          2.2           1.00         6,251         1.00
                             2-14           50,625          3.3          13.00        50,625        13.00
                            14-18           61,875           .3         17.625        61,875       17.625

The Company has fixed option plans, which include the 1998 Qualified Plans, the 1998 Key Employee Non-Qualified Plan, the 1988 Stock Option Plan and Restricted Share Plan, and the 1987 Director Stock Option Plan. The 1998 Qualified Plans consist of the 1998 Director Stock Incentive Plan, the 1998 Key Employee Stock Plan, and the 1998 Restricted Share Plan.

The 1998 Non-Qualified Plan, the 1998 Key Employee Stock Plan, and the 1988 Stock Option Plan and Restricted Share Plan authorize the issuance of non-qualified stock options, restricted shares, incentive stock options (except under the 1998 Key Employee Non-Qualified Stock Plan), and stock appreciation rights, although no incentive stock options or stock appreciation rights have been issued. The exercise price of each non-qualified stock option, granted under the plan, equals the market price of the Company's stock on the date of the grant. The options maximum term ranges from four to ten years. Options vest at the end of the first through fourth years. In 2003, the Board of Directors amended the 1998 Restricted Share Plan to discontinue beginning in 2003 the grant of restricted shares in lieu of cash under such plan. Also in 2003, the Board of Directors agreed that no future grants would be made under the 1998 Key Employee Non-Qualified Stock Plan except to the extent options previously granted under such plan are returned upon an employee's termination of service.

During 2003, the Company issued 30,000 restricted shares, which vest at a rate of 7,500 shares per year if the following targets are achieved: i) 50% of each tranche is based on quantitative performance goals established annually by the compensation committee, and ii) 50% of each tranche is based on qualitative performance goals established annually by the compensation committee. These shares were issued from the 1998 Key Employee Stock Plan.

The 1998 Director Stock Incentive Plan authorizes an automatic issuance of restricted shares in a number equal to $12,500 to non-employee Directors, which vest at the next Annual Meeting of Shareholders. The 1987 Director Stock Option Plan authorized the automatic issuance of 2,500 non-qualified stock options to each non-employee Director as of the date of certain Annual Meetings of Shareholders identified in the Plan. Under both plans, Directors can elect to receive discounted stock options in lieu of all or part of the annual retainer fee. Such shares cannot include stock appreciation rights. Under the 1998 Director Stock Incentive Plan, options vest at the end of six months. Under the 1987 Director Stock Option Plan, options vest at the end of the third, fourth, and fifth years.

The following table is a summary of the shares authorized for issuance under each of the plans:

         Plan                                     Shares Authorized
         ----                                     -----------------
1987 Director Option Plan                               150,000
1988 Plan                                             1,775,000
1998 Non-Qualified Plan                                 800,000
1998 Qualified Plans                                  1,856,714

The 1989 Employee Stock Purchase Plan, as amended, authorizes the offering and sale to employees of up to 975,000 shares of the Company's common stock at a price approximately 90% of the closing price of the common stock on the offering date. Under the plan, the Company sold 32,183 and 9,516 shares, to employees in 2002 and 2001, respectively. At December 31, 2003, rights to purchase approximately 5,932 shares were outstanding under this plan at an exercise price of $6.30 per share and 492,428 additional shares were available for issuance.

Under SFAS No. 123, as amended by SFAS No. 148, compensation cost is recognized for the fair value of the employee's purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 2003, 2002 and 2001, respectively: an expected life of one year for all years; a risk-free interest rate of 1.9% for 2003 grants, 3.0% for 2002 grants and 6.1% for 2001 grants, and expected volatility of 51.67% in 2003, 50.3% in 2002 and 43.3% in 2001. The weighted-average fair value of those purchase rights granted in 2003, 2002 and 2001 was $.76, $1.13 and $1.22, respectively. The weighted average dividend assumption was zero.

NOTE 9. EARNINGS PER SHARE

                                                                        INCOME          SHARES          PER SHARE
                                                                     (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                                                     -----------     -------------       ------
DECEMBER 31, 2003
BASIC EPS
         Net earnings available to common shareholders               $   (7,455)       15,349,763       $ (0.49)
EFFECT OF DILUTIVE SECURITIES
         Stock options                                                       --           176,484
                                                                     -----------     ------------
DILUTED EPS
         Net earnings available to common shareholders and assumed
         conversions                                                 $   (7,455)       15,526,247       $ (0.49)
                                                                     ===========     ============       ========
DECEMBER 31, 2002
BASIC EPS
         Net earnings available to common shareholders               $   (1,378)       11,833,213       $ (0.12)
EFFECT OF DILUTIVE SECURITIES
         Stock options                                                       --           145,535
                                                                     -----------     ------------
DILUTED EPS
         Net earnings available to common shareholders and assumed
         conversions                                                 $   (1,378)       11,978,747       $ (0.12)
                                                                     ===========     ============       ========
DECEMBER 31, 2001
BASIC EPS
         Net earnings available to common shareholders               $   (8,410)       10,298,076       $ (0.82)
EFFECT OF DILUTIVE SECURITIES
         Stock options                                                       --                --
                                                                     -----------     ------------
DILUTED EPS
         Net earnings available to common shareholders and assumed
         conversions                                                 $   (8,410)       10,298,076       $ (0.82)
                                                                     ==========      ============       =======

Options to purchase 738,373, 814,509 and 1,026,691 shares of common stock that were outstanding at December 31, 2003, 2002, and 2001, respectively, and unvested restricted shares of common stock of 51,575 were not included in the computation of diluted EPS because the effect of the incremental shares would have been antidilutive.

NOTE 10. BENEFIT PLANS

The Company sponsors defined benefit pension plans covering certain salaried and hourly employees. Benefits to salaried employees are based upon the highest three consecutive years of earnings out of their last ten years of service; benefits to hourly workers are based upon their years of credited service. Contributions to the plans reflect benefits attributed to employees' service to-date and also to services expected to be provided in the future. Plan assets consist primarily of common stock mutual funds (both domestic and international) common stock Index funds, corporate bond funds, and funds containing U.S. government obligations. The Plan also holds the Company's common stock in its portfolio.

The equity portion of the plan portfolio consists primarily of securities that are listed on registered exchanges, or are actively traded in the over the counter market. The fixed income or debt portion of the plans portfolio consists primarily of domestic and foreign securities that are rated as investment grade or better. The high yield and merging growth portions of the debt portfolio may be invested in securities rated below investment grade. Derivative investment vehicles are not included in the portfolio.

The Company has adopted an investment policy statement that requires diversification of investments both with respect to the asset classes held, as well as the assets held within each asset class. In connection with this policy, the Company establishes goals for the allocation of assets between equity investments and debt investments. At December 31, 2003 and December 31, 2002, those goals were 65% and 60% respectively for equity investments, and 35% and 40% respectively for debt investments.

At December 31, 2003 and 2002, the percentage of plan assets held in equity securities, debt securities, real estate, and other investments was as follows:

                                              December 31, 2003               December 31, 2002
                                              -----------------               -----------------
Equity Securities                                   68.2%                           58.3%
Debt Securities                                     31.6%                           41.6%
Real Estate Securities                              ----                           -----
Other Investments                                   ----                             0.1%
All
                                                   -----                           -----
                                                   100.0%                          100.0%
                                                   =====                           =====

The plan's investment policy statement is developed in collaboration with the plan's investment advisor. The policy gives consideration to the relationship of assets to both current and projected liabilities. Using this approach, a strategy is developed that attempts to minimize the portfolio's investment risk, while at the same time determining a mix of investments, based upon historical market performance, that will generate a rate of return sufficient to fund the plans stream of projected liabilities as they become payable. The mix of investments chosen to accomplish this objective is then combined with historical market performance for each class of assets chosen to generate an anticipated long term rate of return assumption for the plan.

At December 31, 2003 and 2002, the relationship of assets to the accumulated benefit obligation for Huffy Corporation's defined benefit pension plans is as follows:

                                         December 31, 2003                         December 31, 2002
                                         -----------------                         -----------------
                                   Salaried Plan         Hourly Plan         Salaried Plan      Hourly Plan
                                   -------------         -----------         -------------      -----------
Accumulated Benefit
Obligation                            $94,195               $1,836              $85,452           $  1,565
Market Value of Assets
                                      $73,107 (1)           $1,264              $60,196 (1)       $    929

(1) At December 31, 2003, the company stock included in the market value of assets was $5,030, or 6.9% total of assets. At December 31, 2002, there was no company stock included in plan assets.

The Company anticipates that it will contribute $246 to its pension plans during 2004.

In addition to the Company's defined benefit pension plans, the Company sponsors several defined benefit health care and life insurance plans that provide post retirement medical, dental, and life insurance benefits to full-time employees who meet minimum age and service requirements. The plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. The Company's policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

The Company also sponsored in 1985-1987 a deferred compensation plan for the benefit of highly compensated management employees. The eligible employees made contributions to the plan and receive post retirement benefits based upon a stated rate of return on those contributions. The Company's policy is to fund the cost of the benefits in amounts determined at the discretion of management.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The Company assumes that medical expenses will increase at an annual rate of 9.0%, 8.0%, 7.0% and 6.0% for the years 2004 through 2007, with an ultimate healthcare trend rate of 5.0% for 2008 and beyond. Further, the Company assumes an annual inflation rate of 5.5% for both dental care and administrative expenses. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                              2003      2002
                                                              ----      ----
One-Percentage-Point Increase
Effect on total service and interest cost components       $     16   $     16
Effect on postretirement benefit obligations                    264        243
One-Percentage-Point Decrease
Effect on total service and interest cost components       $    (14)  $    (15)
Effect on postretirement benefit obligations                   (241)      (222)

The Company maintains defined contribution retirement plans covering its eligible employees. The purpose of these defined contribution plans is generally to provide additional financial security during retirement by providing employees with an incentive to make regular savings. The Company's contributions to the plans are based on employee contributions and were $492, $1,128 and $871, for the years ended December 31, 2003, 2002 and 2001, respectively.



                                                                  Health Care & Life Insurance
                                    Pension Plans                          Plans                   Deferred Compensation Plan
                                2003              2002                2003             2002             2003           2002
                                ----              ----                ----             ----             ----           ----
Change in benefit
obligations:

Benefit obligation at
beginning of year            $   97,836         $   81,302          $  3,795         $ 4,077          $   6,810      $  6,546
Service cost                        974              1,134                 -               -                  -             -
Interest cost                     6,489              6,358               268             276                441           443
Plan participant
contributions                         -                  -                78              80                  -             -
Amendments                          893                873                 -           (538)                  -             -
Actuarial loss                    9,061             14,280               660             510                577           264
Disbursements                    (4,887)            (5,341)             (628)           (610)              (441)         (443)
Curtailments                          -               (770)                -               -                  -             -
Settlements                           -                  -                 -               -                  -             -
                             ----------         ----------          --------         -------          ---------      --------
Benefit obligation at
end of period                   110,366             97,836             4,173           3,795              7,387         6,810
                             ----------         ----------          --------         -------          ---------      --------

Change in plan assets:
Fair value of plan
assets at beginning of
year                             61,126             73,220                 -               -                  -             -
Actual return on plan
assets                           10,102             (7,230)                -               -                  -             -
Employer contribution             8,031                477               550             530                441           443
Plan participant
contribution                          -                  -                78              80                  -             -
Disbursements                    (4,887)           (5,341)              (628)           (610)              (441)         (443)
Settlements                           -                 -                  -               -                  -             -
                             ----------         ----------          --------         -------          ---------      --------
Fair value of plan
assets at end of year            74,372             61,126                 -               -                  -             -
                             ----------         ----------          --------         -------          ---------      --------
Funded status                   (35,994)           (36,710)           (4,173)         (3,795)            (7,387)       (6,810)
Unrecognized net
actuarial loss                   47,213             46,298               207            (452)             2,651         2,215
Unrecognized prior
service cost                      1,573                802              (456)           (497)                 -             -
Unrecognized initial net
asset                              (324)              (441)                -               -                  -             -
                             ----------         ----------          --------         -------          ---------      --------
Net amount recognized            12,468              9,949            (4,422)         (4,744)            (4,736)       (4,595)
                             ----------         ----------          --------         -------          ---------      --------
Amounts recognized in the
  balance sheets consist of:
Prepaid benefit cost                  -                  -                 -               -                  -             -
Accrued benefit liability       (32,046)           (32,786)           (4,422)         (4,744)            (4,736)       (4,595)
Intangible asset                  1,614                853               N/A             N/A                N/A           N/A
Accumulated other
comprehensive income             42,900             41,882               N/A             N/A                N/A           N/A
                             ----------         ----------          --------         -------          ---------      --------
Net amount recognized        $   12,648         $    9,949          $ (4,422)        $(4,744)         $ (4,736)      $ (4,595)
                             ----------         ----------          --------         -------          ---------      --------
Weighted-average
assumption:
Discount rate                      6.25%              6.75%             6.25%           6.75%              6.25%         6.75%
Expected return on plan
assets                             9.00%          9.0/9.50%              N/A             N/A                N/A           N/A
Rate of compensation
increase                     Age-Graded         Age-Graded               N/A             N/A                N/A           N/A

The following table sets forth the plans' funded status and amounts recognized in the Company's Consolidated Statements of Operations as of December 31, 2003, 2002 and 2001:

                                                                 HEALTH CARE & LIFE         DEFERRED
                                             PENSION PLANS        INSURANCE PLANS       COMPENSATION PLAN
                                             2003      2002       2003       2002        2003       2002
                                           --------  --------    ------     ------      ------     ------
Components of net periodic benefit cost:
Service cost                               $    974  $  1,134    $   --     $   --      $   --     $   --
Interest cost                                 6,489     6,358       268        276         441        443
Expected return on plan assets               (5,640)   (6,513)       --         --          --         --
Amortization of prior service cost              122       207       (41)       (41)         --         --

Amortization of initial net asset              (117)     (111)       --         --          --         --
Recognized net actuarial loss (gain)          3,683     1,801        --        (21)        104         85
Curtailment gain                                 --       384        --         --          --         --
                                           ------------------    ------     ------      ------     ------
 Net periodic benefit cost                 $  5,512  $  3,260    $  227     $  214      $  545     $  528
                                           ========  ========    ======     ======      ======     ======

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $110,366, $106,397, and $74,372 respectively, as of December 31, 2003, and $97,836, $93,891, and $61,126 respectively, as of
December 31, 2002.

NOTE 11. INCOME TAXES

The provisions for federal and state income taxes attributable to income from continuing operations consist of:

                                            2003        2002         2001
                                         ---------   ---------    ----------
Current tax expense (benefit):
   Federal                               $     (40)  $     (69)   $   (4,950)
   State                                        37          16          (942)
   Foreign                                     501         456            71
                                         ---------   ---------    ----------
                                               498         403        (5,821)
Deferred tax expense
   Federal                                     272         (66)        1,430
   Foreign                                  (1,752)        203            --
                                         ---------   ---------    ----------
                                            (1,480)        137         1,430
Valuation Allowance                          1,948          --            --
                                         ---------   ---------    ----------
Total tax expense (benefit)              $     966   $     540    $   (4,391)
                                         =========   =========    ==========

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

                                                                            2003       2002           2001
                                                                         ---------   ---------    -----------
Earnings (loss) before income taxes from continuing operations           $  (6,511)  $   5,165    $   (12,801)
                                                                         ----------  ---------    -----------
Tax provision (benefit) computed at statutory rate                          (2,279)      1,808         (4,480)
Increase (reduction) in taxes due to:
   Impact of foreign losses for which a current tax
     benefit is not available                                                   --         272             71
   State income taxes (net of federal tax benefit)                              13          10           (612)
   Intangible amortization                                                      --          16              8
   Foreign sales corporation/ EIE benefit                                     (158)       (105)          (140)
   Life insurance                                                               (4)          1           (104)
   Non-deductible meals and entertainment                                      114         116            120
   Tax credits                                                                  --        (271)           (71)
   Change in prior year income tax estimate                                     --          --            662
   Miscellaneous                                                                36        (160)           155
   Increase in valuation Allowance                                           1,948          --             --
   Impact of foreign tax rates                                               1,296      (1,147)            --
                                                                         ---------   ---------    -----------
   Actual tax provision  (benefit)                                       $     966   $     540    $    (4,391)
                                                                         =========   =========    ===========

The components of the net deferred tax asset as of December 31, 2003 and 2002 were as follows:

                                                                     2003         2002
                                                                     ----         ----
DEFERRED TAX ASSETS:
Allowance for doubtful accounts                                   $      316   $      363
Inventory, principally due to additional cost
     inventoried for tax purposes                                        214          333
Intangibles                                                               76         (501)
Accrued expenses                                                       3,818        9,345
Pension liability                                                     11,184       11,938
Postretirement benefits other than pensions                              107        1,476
Environmental reserves                                                 1,182        1,063
Net operating loss carry forward and tax credits                      14,512       15,355
Other liabilities and reserves                                         4,656        1,925
                                                                  ----------   ----------
     Gross deferred tax assets                                        36,065       41,297
                                                                  ----------   ----------
Valuation allowance                                                   (8,392)      (6,444)
                                                                  ----------   ----------
     Total deferred tax assets                                        27,673       34,853
                                                                  ----------   ----------
DEFERRED TAX LIABILITIES:
Property, plant and equipment                                            179          142
Other deferred liabilities                                             1,617           --
                                                                  ----------   ----------
     Total deferred tax liabilities                                    1,796          142
                                                                  ----------   ----------
         Net deferred tax asset                                   $   25,877   $   34,711
                                                                  ==========   ==========

The Company has U.S. net operating losses of $30,100, which expire on varying dates between 2018 and 2023. The utilization of a portion of these net operating loss carry forwards for federal income tax purposes is limited pursuant to the annual utilization limitations under the provisions of Internal Revenue Code
Section 382. The Company has foreign net operating losses of $11,800, which expire on varying dates between 2007 and 2010. The Company has state net operating losses of $414, which expire on varying dates between 2004 and 2023. The Company has various tax credits of $1,108, which expire through varying dates between 2003 and 2019.

The valuation allowance for deferred tax assets as of December 31, 2003 and 2002 was $8,392 and $6,444, respectively. The valuation allowance changed for the period ended December 31, 2003 by $1,948 related to current year net operating losses incurred by certain foreign subsidiaries of the Company. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $30,100 prior to the expiration of the net operating loss carry-forwards in 2023. Based upon the level of historical taxable income and projections for future taxable income over the periods, which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2003. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced. To the extent that the amount of the deferred tax asset realized differs from these estimates and the deferred tax asset was acquired in the Gen-X Sports acquisition, adjustments to the valuation allowance will be reflected as a change in goodwill. Approximately $1,300 of the valuation allowance recorded at December 31, 2003 is related to the Gen-X acquisition.

During 2003, the Company concluded an IRS audit, which resulted in a tax assessment of approximately $4,600. The Company was able to utilize a portion of its net operating loss carryforwards to offset this liability. Therefore, the impact of this assessment had no effect on the Company's results of operations or cash flows for the year ended December 31, 2003.

The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have been audited or settled through the year 2000.

NOTE 12.   CREDIT CONCENTRATION

Wal-mart is the Company's largest customer comprising 18% of consolidated net sales in 2003 down from 20% and 18% in 2002 and 2001, respectively. Kmart, the Company's next largest customer made up 12%, down from 23% and 38% of consolidated net sales in 2003, 2002 and 2001, respectively. In January 2002, Kmart Corporation filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Kmart Corporation's receivable balance was 2.0% of total accounts receivable at December 31, 2003 down from 4.0% of total accounts receivable at December 31, 2002. Pre-bankruptcy receivables from Kmart were sold during the second quarter 2002 and cash recovered consistent with previously established reserves. Wal-Mart's receivable balance was 19.1% of total accounts receivable at December 31, 2003 up from 17.4% of total accounts receivable at December 31, 2002.

NOTE 13.    SEGMENT DATA

Huffy classifies its business into two segments, sporting goods products and services to retailers. The sporting goods segment is comprised of Huffy Bicycle Company, Huffy Sports Company and Gen-X Sports, Inc., which market wheeled recreational products, basketballs and other balls, golf clubs and accessories, snowboards and accessories, hockey equipment and apparel, snow skis and accessories, in-line skates, skateboards, other action sports accessories, the excess/opportunity inventory products and licensing. The sporting goods segment also includes Huffy companies which manufacture and market basketball backboards. The services to retailers segment include the McCalla Company and Huffy Service Solutions, Inc. which assemble and repair bicycles, assemble grills, physical fitness equipment, and furniture, assemble and repair outdoor power equipment, and provide merchandising services to major retailers and for a number of well-known manufacturers and/or distributors serving the Home Center channel.

Segment performance is measured on operating profit or loss (before interest, corporate expenses and income taxes). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 of Notes to Consolidated Financial Statements. Intercompany profit or loss is eliminated where applicable.

The information presented below is as of or for the year ended December 31.

                                            NET SALES TO UNAFFILIATED CUSTOMERS                     OPERATING PROFIT
                                           2003              2002           2001          2003           2002          2001
                                           ----              ----           ----          ----           ----          ----
Sporting Goods                           $347,019          $282,676       $252,109      $  4,809        $19,231      $   (669)
Services to Retailers                      90,657            87,108         79,029         3,681         (1,681)        3,000
                                         --------          --------       --------      --------        -------      --------
Total segment data                       $437,676          $369,784       $331,138         8,490         17,550         2,331
                                         ========          ========       ========
Corporate expenses, net                                                                   (9,374)       (10,987)      (14,004)
Net interest expense                                                                      (5,627)        (1,688)       (1,128)
                                                                                        --------        -------      --------
Income (loss) from continuing
operations before income taxes                                                          $ (6,511)       $ 4,875      $(12,801)
                                                                                        ========        =======      ========

                                  IDENTIFIABLE ASSETS            DEPRECIATION AND AMORTIZATION          CAPITAL EXPENDITURES
                              2003         2002         2001        2003       2002       2001        2003       2002        2001
                              ----         ----         ----        ----       ----       ----        ----       ----        ----
Sporting Goods              $239,297     $222,328    $  84,800     $ 3,480    $ 2,877    $ 3,953     $ 2,439    $ 1,760     $1,741
Services to Retailers         17,294       27,244       10,895         792        797        547         989      1,175        314
                            --------     --------    ---------     -------    -------    -------     -------    -------     ------
Total segment data           256,591      249,572       95,695       4,272      3,674      4,500       3,428      2,935      2,055
Corporate                     36,380       31,520       49,790         362        146        176       2,473        209        498
                            --------     --------    ---------     -------    -------    -------     -------    -------     ------
Total                       $292,971     $281,092    $ 145,485     $ 4,634    $ 3,820    $ 4,676     $ 5,901    $ 3,144     $2,553
                            ========     ========    =========     =======    =======    =======     =======    =======     ======

                                               2003                   2002                 2001
                                               ----                   ----                 ----
NET SALES BY LOCATION (1)
     North America                       $       407,647        $       343,486       $       331,138
     Europe                                       30,029                 26,298                   N/A
                                         ---------------        ---------------       ---------------
         Total Net Sales                 $       437,676        $       369,784       $       331,138
ASSETS
     North America                       $       172,268        $       230,547       $       145,485
     Europe                                      120,703                 50,545                   N/A
                                         ---------------        ---------------       ---------------
         Total Assets                    $       292,971        $       281,092       $       145,485

LONG-LIVED ASSETS

     North America                       $        72,917        $        71,476       $        39,724
     Europe                                       45,844                 48,518                   N/A
                                         ---------------        ---------------       ---------------
         Total Long-lived Assets         $       118,761        $       119,994       $        39,724

(1)      Sales by location are based upon where products are sold.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company leases certain manufacturing and warehouse facilities, office space, machinery, and vehicles under cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by the Company. Rent expense under such arrangements totaled approximately $5,744, $3,490, and $3,488, years ended December 31, 2003, 2002, and 2001, respectively.

Future minimum rental commitments under non-cancelable operating leases at December 31, 2003 are as follows:

     Years Ended
     -----------
         2004     $    5,836
         2005          5,596
         2006          5,406
         2007          4,367
         2008          1,524
   Thereafter            594
                  ----------
Total minimum     $   23,323
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

The San Gabriel Cases had been stayed for a variety of reasons, including a number of demurrers and writs taken in the Appellate Division, relating primarily to the California Public Utilities Commission ("PUC") investigation described below. The resulting Appellate Division decisions were reviewed by the California Supreme Court, which ruled in February 2003. The cases have been reactivated as a result of the California Supreme Court's decision, with the trial level Coordination Judge holding a number of Status Conferences on all of the cases, at which conferences issues pertaining to the three master complaints (two of which include the Company as a defendant), demurrers to such master complaints, case management orders, selection of "bellwether" plaintiffs, initial written discovery, and hearings to resolve the PUC related issues remanded by the California Supreme Court were discussed. As noted by the matters being discussed with the Court, the toxic tort cases are in their initial stages. Thus, it is impossible to currently predict the outcome of any of the actions.

The Company, along with the other PRPs for the Baldwin Park Operable Unit of the San Gabriel Valley Superfund Site (the "BPOU"), was also named in four civil lawsuits filed by water purveyors. The water purveyor lawsuits alleged CERCLA, property damage, nuisance, trespass and other claims related to the contaminated groundwater in the BPOU (collectively, the "Water Entity Cases"). The Company was named as a direct defendant by the water purveyor in two of these cases, and was added as a third party defendant in the two others by Aerojet General Corporation, which, in those cases, was the only PRP sued by the water purveyors. Each of the Water Entity Cases have been settled through the entry of the Project Agreement. According to the terms of the Project Agreement, the Water Entity Cases have been dismissed without prejudice. The Third Party complaints filed by Aerojet in connection with the Water Entity Cases have also been dismissed without prejudice, subject to Aerojet filing a new suit in the event a final allocation agreement cannot be worked out.

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

As previously reported, Huffy Corporation divested its Washington Inventory Service subsidiary in November 2000. Subsequently, in late 2001 and mid 2002, two class action suits were filed in California seeking damages for alleged violations of labor practices. As a previous owner, Huffy was potentially obligated to indemnify the subsidiary purchaser for some portion of any liability it or such subsidiary had in the first case and had potential liability in the latter case, both limited to the periods it owned the subsidiary. After protracted negotiations and on advice of counsel, a settlement was negotiated and preliminarily approved on January 28, 2003 by the Superior Court of California, County of Los Angeles. A charge to discontinued operations of $7,914 or $0.43 per common share was taken in the fourth quarter of 2002 to record the Company's estimated obligation related to this matter. The settlement was given final court approval, pending compliance with the terms of the Class Settlement Agreement, and a Judgment of Dismissal was issued on April 7, 2003. The Claims Administrator issued a report as to claims made and on the amount of payments to be made in the fourth quarter 2003, which is expected to approximate $5,200 for the Company. The Company contributed $5,121 into a court appointed escrow account for the payment of claims. The Company revised its estimate of claims which resulted in income from discontinued operations for the year ended December 31, 2003 of $2,259 ($1,404, net of tax). Approximately $200 of claims remain to be paid in the first quarter of 2004.

LABOR RELATIONS

Huffy Sports Company negotiated a new collective bargaining agreement in June 2003 that expires on June 19, 2005. Of the Company's total workforce, 4% of the employees are subject to the new agreement, which included a three percent (3%) annual wage increase, improved retirement benefits, expanded healthcare network and language enhancing the parties relationships.

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

The Company has recorded environmental accruals that, based upon the information available, are adequate to satisfy known remediation requirements. The total accrual for estimated environmental remediation costs related to the Superfund site and other potential environmental liabilities was $3,378 ($5,232 before discounting at 6.25%) at December 31, 2003. Of that amount, the Company has a deposit of $2,377 that is held in escrow under the terms of the settlement agreement. Amounts in escrow will be used to fund future costs and will serve as a long-term performance assurance pending the completion of remediation. Management expects that the expenditures relating to costs currently accrued will be made over a period of fourteen years. The undiscounted amount of expenditures over the next five years related to this liability, 2004 through 2008, are estimated to be $702, $307, $304, $416, and $501 respectively. Given the nature and amount of current litigation related to the San Gabriel Valley Superfund site, it is at least reasonably possible that a change in the estimate of the Company's obligation will occur in the near term.

The environment escrow accounts are classified as current prepaid assets on the consolidated balance sheet if the funds are expected to be expended within the next 12 months and as long-term other assets for those funds, which are expected to be expended beyond 12 months. The current escrow balance at December 31, 2003 was $879 and the long-term escrow balance at December 31, 2003 was $1,498. The environmental accrual is similarly classified on the consolidated balance sheet with $879 shown in accrued liabilities and $2,499 shown in other long-term liabilities as of December 31, 2003.

NOTE 16. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

The Company has adopted SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Costs addressed by SFAS 146 include costs to terminate a contract that is not a capital lease, costs of involuntary employee termination benefits pursuant to a one-time benefit arrangement, costs to consolidate facilities, and costs to relocate employees. SFAS 146 is effective for exit or disposal activities that were initiated after December 31, 2002. SFAS 146 changes the timing of expense recognition for certain costs the Company incurs while closing facilities or undertaking other exit or disposal activities; however, the timing difference is not typically significant in length. Adoption of SFAS 146 did not have a material impact on the Company's Financial Statements for the year ended December 31, 2003.

The Company has adopted Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions were applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's Financial Statements for the year ended December 31, 2003.

The Company has adopted SFAS No. 150, "Accounting for Certain Financial instruments with Characteristics of Both Liabilities and Equity". The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption did not have an effect on the financial statements for the year ended December 31, 2003.

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

NOTE 17. DISCONTINUED OPERATIONS

During the year ended December 31, 2003, the Company was approached by a potential purchaser interested in acquiring the Volant(R) Ski business, a portion of the Company's sporting good segment. After diligent negotiations, the Company decided to sell the assets of this business, excluding certain receivables and liabilities. Reflecting the above actions, the Company recorded net income from Discontinued Operations totaling $22. This income includes several components. The first is the loss on the disposal of the Company's Volant(R) Ski business, $988, ($904 after tax). Also included was the 2003 operating loss incurred by the Volant(R) Ski business, $523, ($478 after tax). The third component relates to Huffy Corporation's divestiture of its Washington Inventory Service subsidiary (WIS) in November of 2000. The operating income of $290 ($257 after tax) for the Volant(R) Ski business for the year ended December 31, 2002 has been reclassified to discontinued operations. The assets and liabilities of the Volant(R) Ski business have not been reclassified on the accompanying consolidated balance sheet as of December 31, 2002 based upon materiality.

Subsequent to the divestiture of WIS, in late 2001 and mid 2002, two class action suits were filed in California seeking damages for alleged violations of labor practices. As a previous owner, Huffy was potentially obligated to indemnify the subsidiary purchaser for some portion of any liability it or such subsidiary had in the first case and had potential liability in the latter case, both limited to the periods it owned the subsidiary. During the year ended December 31, 2002, the Company recognized expenses of $9,185 ($5,970 after tax), including the pending case settlement, associated legal expenses and other contractually indemnified liabilities related to WIS. These expenses are included in the Consolidated Statements of Operations and Cash Flows as Loss from Discontinued Operations for the year ended December 31, 2002. The settlement was given final court approval, pending compliance with the terms of the Class Settlement Agreement, and a Judgment of Dismissal was issued on April 7, 2003. The Claims Administrator issued its report as to claims made and on the amount of payments to be made in 2003, which was expected to approximate $5,200 for the Company. The Company contributed $5,121 into a court appointed escrow account for the payment of claims. As a result of this report, the Company revised its estimate of claims which resulted in an income from discontinued operations for the year ended December 31, 2003 of $3,605, ($2,239, after tax). In addition, based upon claims made, the Company recorded additional reserves for product liability related to products manufactured and sold by businesses which it previously owned. The charges recorded during 2003 were $1,346 ($835 after tax). The net income from Discontinued Operations for the year ended December 31, 2003, was $748, ($22 after tax).

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 2003, 2002 and 2001 as follows:

                                                        1ST QUARTER   2ND QUARTER    3RD QUARTER     4TH QUARTER      TOTAL [1]
                                                        -----------   -----------    -----------     -----------      ---------
2003
Net sales                                              $     94,448   $    116,584  $     105,658   $     120,986    $  437,676
Gross profit                                                 19,920         25,126         19,861          13,351        78,258
                                                       ------------   ------------  -------------   -------------    ----------
Earnings from continuing operations                            (741)         1,796          2,121         (10,653)       (7,477)
Discontinued operations                                        (611)           975            797          (1,139)           22
                                                       ------------   ------------  -------------   -------------    ----------
   Net earnings                                              (1,352)         2,771          2,918         (11,792)       (7,455)
EARNINGS PER COMMON SHARE:
   Basic
       Earnings from continuing operations             $      (0.05)  $       0.12  $        0.14   $       (0.67)   $    (0.49)
       Discontinued operations                                (0.04)          0.06           0.05           (0.07)          ---
                                                       ------------   ------------  -------------   -------------    ----------
       Net earnings per common share                   $      (0.09)  $       0.18  $        0.19   $       (0.74)   $    (0.49)
   Diluted

       Earnings from continuing operations             $      (0.05)  $       0.12  $        0.13   $       (0.67)   $    (0.49)
       Discontinued operations                                (0.04)          0.06           0.05           (0.07)          ---
                                                       ------------   ------------  -------------   -------------    ----------
       Net earnings per common share                   $      (0.09)  $       0.18  $        0.18           (0.74)   $    (0.49)
2002
Net sales                                              $     70,385   $     93,413  $      83,028   $     122,958    $  369,784
Gross profit                                                 12,001         17,031         15,955          20,586        65,573
                                                       ------------   ------------  -------------   -------------    ----------
Earnings from continuing operations                             624          1,275          1,669             767         4,335
Discontinued operations                                          --             --           (723)         (4,990)       (5,713)
                                                       ------------   ------------  -------------   -------------    ----------
    Net earnings                                                624          1,275            946          (4,223)       (1,378)
EARNINGS PER COMMON SHARE:
    Basic
       Earnings from continuing operations             $       0.06   $       0.12  $        0.14   $        0.04    $     0.36
       Discontinued operations                                   --             --          (0.06)          (0.33)        (0.48)
                                                       ------------   ------------  -------------   -------------    ----------
       Net earnings per common share                   $       0.06   $       0.12  $        0.08   $       (0.29)   $    (0.12)
    Diluted

       Earnings from continuing operations             $       0.06   $       0.12  $        0.14   $        0.05    $     0.36
       Discontinued operations                                   --             --          (0.06)          (0.34)        (0.48)
                                                       ------------   ------------  -------------   -------------    ----------
       Net earnings per common share                   $       0.06   $       0.12  $        0.08   $       (0.29)   $    (0.12)

[1] Quarterly per share amounts are computed independently for each quarter and the full year based upon the respective weighted average number of common shares outstanding and may not equal the total for the year.

NOTE 19.  SUBSEQUENT EVENTS

On February 17, 2004, the Company announced a plan to consolidate the management, sales, marketing, procurement, logistics and customer service functions of its Sporting Goods segment. Management believes that the consolidation of these functions within the sporting goods segment will position the Company to better serve its customers. This consolidation will result in a reduction of approximately twenty percent, or more than one hundred people, in the existing sporting goods workforce. The Company estimates that the costs associated with this consolidation plan will be in the range of $4,000 to $6,000 in 2004. The services to retail segment will continue to operate as an independent business under its current management.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

CONTROLS AND PROCEDURES

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by the report. Based on the evaluation, performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by the report.

CHANGES IN INTERNAL CONTROLS

There were no significant changes with respect to the Company's internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting during the Company's fiscal fourth quarter.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

The name, age and background information for each of the Company's Directors is set forth in the section entitled ELECTION OF DIRECTORS and the table therein contained in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers are elected annually to their respective positions, effective at the April meeting of the Board of Directors. The Executive Officers of the Company at January 7, 2004, were as follows:

       NAME                              AGE                          POSITION                          OFFICER SINCE
       ----                              ---                          --------                          -------------
Paul R. D'Aloia(1)                        45                 Chief Executive Officer and                 August 2003
                                                             President (3)

Timothy G. Howard                         57                 Vice President -- Controller                September 1978

Robert W. Lafferty(2)                     59                 Vice President -- Finance,                  January 2000
                                                             Chief Financial Officer
                                                             and Treasurer

Nancy A. Michaud                          57                 Vice President -- General                   February 1993
                                                             Counsel and Secretary

(1) Mr. D'Aloia was elected Chief Executive Officer on January 7, 2004. Mr. D'Aloia was previously elected President and Chief Operating Officer on August 20, 2003. Prior to such election, he served as Group President and General Manager of Huffy Sports Group from September 2002 to August 2003, President and General Manager of Huffy Bicycle Company from 2001 to 2003, President and General Manager of Huffy Service Solutions, Inc. from 1999 to 2001 and President and General Manager of Huffy Sports Company from 1997 to 1999.

(2) Mr. Lafferty was elected Vice President-Finance, Chief Financial Officer and Treasurer on January 3, 2000. Prior to such election, he served as Vice President and Chief Financial Officer of Gencor Industries, Inc. (a manufacturer of highway construction and food processing equipment) from 1998; prior thereto he was Senior Vice President of Hoechst Marion Roussel

AG (a pharmaceutical business) from 1996; prior thereto he was Senior Vice President, Finance of Hoechst Marion Roussel Inc. (a pharmaceutical business).

(3) Mr. Don R. Graber retired as Chief Executive Officer of the Company on January 7, 2004.

Information regarding compliance with Section 16(a) of the Securities and Exchange Act set forth in the section entitled SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE is contained in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders, and is incorporated herein by reference.

AUDIT COMMITTEE DISCLOSURES

The names of each of the members of the Audit Committee and the identification of the Committee's audit committee financial experts is set forth in the section entitled MEETINGS BY, AND CERTAIN COMMITTEES OF, THE COMPANY'S BOARD OF DIRECTORS in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

CORPORATE GOVERNANCE

In 2003, the Board of Directors adopted Corporate Governance Guidelines. These guidelines along with the charters of the Company's Audit, Compensation and Nominating and Governance Committees, the Company's Standards of Ethics and Behavior and the Code of Ethics for Officers and Company Presidents are available on the Company's website, www.huffy.com, and will be made available to any shareholder by requesting in writing a copy of any such document from the Company, in care of the Secretary, at its executive offices. The Company has had in place for many years a Standards of Ethics and Behavior, the Company's code of conduct and ethics. In 2003, the Company also adopted an additional Code of Ethics for Officers and Company Presidents, including the Company's Chief Executive Officer and Chief Financial Officer.

ITEM 11.   EXECUTIVE COMPENSATION

Information on executive compensation is set forth in the section entitled EXECUTIVE COMPENSATION and the tables therein, contained in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders, and is hereby incorporated herein by reference. Notwithstanding anything to the contrary set forth herein or in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Form 10-K, the section entitled REPORT OF COMPENSATION COMMITTEE and the Performance Graph which is set forth in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders are not deemed to be incorporated by reference in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of shares of Common Stock of the Company beneficially owned by each Director and by all Directors and Officers as a group as of January 2, 2004, set forth in the section entitled SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, and the table therein, is contained in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on certain transactions with management set forth in the section entitled CERTAIN RELATIONSHIPS AND OTHER RELATED TRANSACTIONS is contained in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees billed by the Company's principal accountants and the Audit Committee's pre-approval policies and procedures set forth in the section entitled RATIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANTS contained in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders, and is hereby incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      DOCUMENTS FILED AS PART OF THIS REPORT

         (1)      Financial statements

                  The following financial statements are filed as part of this report. See index on page 2 of this report.

                  Report of Independent Auditors

                  Consolidated Balance Sheets as of December 31, 2003 and 2002

                  Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001

                  Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002, and 2001

                  Notes to Consolidated Financial Statements

         (2) The Accountants' Report on Consolidated Financial Statements and the following Financial Statement Schedule of the Company is included as part of this Report at Item 8 hereof:

                  Schedule II. Valuation and Qualifying Accounts -- years ended December 31, 2003, 2002, and 2001

                  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

         (3) The exhibits shown in "Index to Exhibits" are filed as a part of this Report.

(b)      REPORTS ON FORM 8-K

                  During the fiscal quarter ended December 31, 2003, the Company filed one report on Form 8-K dated October 15, 2003. This report on Form 8-K discussed the Company's earnings release for its financial results for the fiscal quarter ended September 27, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         HUFFY CORPORATION
         By /s/  Paul R. D'Aloia                            Date: March 5, 2004
            -----------------------------------
            Paul R. D'Aloia
            Chief Executive Officer and President
            (Principal Executive Officer and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            /s/ Timothy G. Howard                            Date: March 5, 2004
            -----------------------------------
            Timothy G. Howard
            Vice President - Controller
            (Principal Accounting Officer)

            /s/ Robert W. Lafferty                           Date: March 5, 2004
            -----------------------------------
            Robert W. Lafferty
            Vice President - Finance, Chief
            Financial Officer and Treasurer
            (Principal Financial Officer)

            /s/ Don R. Graber                                Date: March 5, 2004
            -----------------------------------
            Don R. Graber, Director

            /s/ W. Anthony Huffman                           Date: March 5, 2004
            -----------------------------------
            W. Anthony Huffman, Director

            /s/ Linda B. Keene                               Date: March 5, 2004
            -----------------------------------
            Linda B. Keene, Director

            /s/ Donald K. Miller                             Date: March 5, 2004
            -----------------------------------
            Donald K. Miller, Director

            /s/ James F. Robeson                             Date: March 5, 2004
            -----------------------------------
            James F. Robeson, Director

            /s/ Thomas C. Sullivan                           Date: March 5, 2004
            -----------------------------------
            Thomas C. Sullivan, Director

            /s/ Joseph P. Viviano                            Date: March 5, 2004
            -----------------------------------
            Joseph P. Viviano, Director

            /s/ Gerald B. Wasserman                          Date: March 5, 2004
            -----------------------------------
            Gerald B. Wasserman, Director

                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors
Huffy Corporation:

Under date of February 12, 2004, we reported on the consolidated balance sheets of Huffy Corporation and subsidiaries (Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 2003, which are included in the Company's 2003 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Part IV, item 15(a)(2) of Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP
Cincinnati, OH
February 12, 2004

                          INDEPENDENT AUDITORS' CONSENT

The Board of Directors
Huffy Corporation:

We consent to the incorporation by reference in the Registration Statements, and the Prospectuses constituting part thereof, of (i) the Form S-8 Registration Statement (No. 333-62903) pertaining to the Master Deferred Compensation Plan;
(ii) the Form S-8 Registration Statement (No. 333-52095) pertaining to the 1998 Director Stock Incentive Plan, as amended, the 1998 Key Employee Stock Plan, as amended, and the 1998 Restricted Share Plan, as amended; (iii) the Form S-8 Registration Statement (No. 333-52077) pertaining to the 1998 Key Employee Non-Qualified Stock Plan; (iv) the Form S-8 Registration Statement (Nos. 33-25487 and 333-05544) pertaining to the 1988 Stock Option Plan and Restricted Share Plan; (v) the Form S-8 Registration Statement (No. 33-25143) pertaining to the 1987 Director Stock Option Plan; (vi) the Form S-8 Registration Statement (Nos. 33-28811 and 33-42724) pertaining to the 1989 Employee Stock Purchase Plan
(vii) the Form S-8 Registration Statement (No. 33-44571) pertaining to five company savings plans; (viii) the Form S-3 Registration Statement (No. 333-106018) dated July 11, 2003 pertaining to the contribution of common shares of Huffy Corporation into the Huffy Corporation Retirement Plan; (ix) the Form S-8 Registration Statement, (No. 333-107435) dated July 29, 2003 pertaining to the 1998 Director Stock Incentive Plan, the 1998 Key Employee Stock Plan and the 1998 Restricted Share Plan; and (x) the Form S-8 Registration Statement (No. 333-107436) dated July 29, 2003 pertaining to the 1998 Key Employee Non-Qualified Stock Plan of our report dated February 12, 2004, relating to the consolidated balance sheets of Huffy Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 2003, which report appears in the Company's 2003 Annual Report on Form 10-K. Our report references to the adoption of the provision of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002.

/s/ KPMG LLP
KPMG LLP
Cincinnati, Ohio
February 12, 2004

                                HUFFY CORPORATION
                  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                          (DOLLAR AMOUNTS IN THOUSANDS)

                                            BALANCE AT          ADDITIONS         ADDITIONS
                                           BEGINNING OF            FROM        CHARGED TO COSTS                     BALANCE AT
                                              PERIOD          ACQUISITIONS       AND EXPENSES        DEDUCTIONS   END OF PERIOD
Reserves deducted from assets to which
they apply:
Allowance for doubtful accounts:
    Year ended December 31, 2003               $1,214              --               2,395             (2,335)        $1,274
    Year ended December 31, 2002               $5,766             131                 720             (5,403)        $1,214
    Year ended December 31, 2001               $1,372              --               4,819               (425)        $5,766

Note: Represents accounts written off, less recoveries for allowance for doubtful accounts.

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

3.b       Amendment to Articles of Incorporation, dated October 17, 2002, incorporated by reference to Exhibit 3.b to Form 10-K for the fiscal
          year ended December 31, 2002                                                                     *

3.c       Amended and Restated Code of Regulations, as amended, dated April
          27, 2000, incorporated by reference to Exhibit (3) to Form 10-Q for
          the fiscal quarter ended April 1, 2000                                                           *

4.a       Specimen Common Stock Certificate of Huffy Corporation                                          ***

4.b       Rights Agreement, dated as of December 16, 1988, as amended August
          23, 1991, and as amended and restated as of December 9, 1994, between
          Huffy Corporation and Bank One, Indianapolis, National Association,
          incorporated by reference to Form 8-K, dated December 22, 1994                                   *

4.c       Amendment appointing Harris Trust and Savings Bank Successor Rights
          Agent, dated as of June 10, 1997, to Rights Agreement as amended and restated as of December 9, 1994, between Huffy Corporation and Bank
          One, Indianapolis, National Association, incorporated by reference to Exhibit (4)(c) to Form 10-K for the fiscal year ended December
          31, 1999                                                                                         *

4.d       Amendment appointing LaSalle Bank, N.A. Successor Rights Agent, dated as of February 18, 2000, to Rights Agreement as amended and restated as of December 9, 1994 between Huffy Corporation and Bank One, Indianapolis, National Association, incorporated by reference to Exhibit (4) to Form 10-Q for the fiscal quarter
          ended April 1, 2000                                                                              *

4.e       Amendment No. 1 to Rights Agreement between Huffy Corporation and LaSalle Bank National Association, dated as of June 5, 2002,
          incorporated by reference to Exhibit 3 to Form 8-A/A dated July 1, 2002                          *

4.f       Second Amended and Restated Loan and Security Agreement
          dated September 19, 2002, by and among Huffy Corporation
          and its subsidiaries, Gen-X Sports Inc. and its subsidiaries,
          Congress Financial Corporation (Central), and the Lenders
          (as defined in the Agreement),incorporated by reference to
           Exhibit 2.1(e) to Form 8-K filed October 4, 2002                                                *

4.g       Amendment No. 1 to the Second Amended and Restated Loan
          Agreement, dated November 20, 2002 by and among Huffy
          Corporation and its subsidiaries, Gen-X Sports Inc. and its subsidiaries, Gen-X Sports, Inc. and its subsidiaries and
          Congress Financial Corporation (Central), incorporated by reference to Exhibit 4.g to Form 10-K for the fiscal year ended December 31,
          2002                                                                                             *

    * Indicates that exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

  *** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2003.

EXHIBIT                                                                                                FORM 10-K
  NO.                                                                                                  EXHIBITS
 ---                                                                                                   --------
4.h       Amendment No. 2 to the Second Amended and Restated Loan
          Agreement, dated as of December 31, 2002, by and among Huffy
          Corporation and its subsidiaries, Gen-X Sports Inc. and its subsidiaries, Gen-X Sports, Inc. and its subsidiaries and Congress
          Financial Corporation (Central)                                                                  *

4.i       Amendment No. 3 to the Second Amended and Restated Loan
          and Security Agreement, dated January 31, 2003 by and
          among Huffy Corporation and its subsidiaries, Gen-X Sports
          Inc. and its subsidiaries, Gen-X Sports, Inc. and its subsidiaries
          and Congress Financial Corporation (Central)                                                     *

4.j       Amendment No. 4 to the Second Amended and Restated Loan
          and Security Agreement, dated March 14, 2003 by and
          among Huffy Corporation and its subsidiaries, Gen-X Sports
          Inc. and its subsidiaries, Gen-X Sports, Inc. and its subsidiaries and Congress Financial Corporation (Central), incorporated by reference to Exhibit (4.a) to Form 10-Q for the fiscal quarter ended
          March 29, 2003                                                                                   *

4.k       Amendment No. 5 to the Second Amended and Restated Loan
          and Security Agreement, dated May 2, 2003 by and
          among Huffy Corporation and its subsidiaries, Gen-X Sports
          Inc. and its subsidiaries, Gen-X Sports, Inc. and its subsidiaries and Congress Financial Corporation (Central), incorporated by reference to Exhibit (4.b) to Form 10-Q for the fiscal quarter ended
          March 29, 2003                                                                                   *

4.l       Amendment No. 6 to the Second Amended and Restated Loan
          and Security Agreement, dated May 9, 2003 by and
          among Huffy Corporation and its subsidiaries, Gen-X Sports
          Inc. and its subsidiaries, Gen-X Sports, Inc. and its subsidiaries and Congress Financial Corporation (Central), incorporated by reference to Exhibit (4.a) to Form 10-Q for the fiscal quarter ended
          June 28, 2003                                                                                    *

4.m       Amendment No. 7 to the Second Amended and Restated Loan
          and Security Agreement, dated July 9, 2003 by and
          among Huffy Corporation and its subsidiaries, Gen-X Sports
          Inc. and its subsidiaries, Gen-X Sports, Inc. and its subsidiaries and Congress Financial Corporation (Central), incorporated by reference to Exhibit (4.b) to Form 10-Q for the fiscal quarter ended
          June 28, 2003                                                                                    *

4.n       Amendment No. 8 to the Second Amended and Restated Loan
          and Security Agreement, dated July 31, 2003 by and
          among Huffy Corporation and its subsidiaries, Gen-X Sports
          Inc. and its subsidiaries, Gen-X Sports, Inc. and its subsidiaries and Congress Financial Corporation (Central), incorporated by reference to Exhibit (4.c) to Form 10-Q for the fiscal quarter ended
          June 28, 2003                                                                                    *

    * Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

  *** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2003.

EXHIBIT                                                                                                FORM 10-K
  NO.                                                                                                  EXHIBITS
 ---                                                                                                   --------
4.o       Amendment No. 9 to the Second Amended and Restated Loan
          and Security Agreement, dated January 15, 2004 by and
          among Huffy Corporation and its subsidiaries, Gen-X Sports
          Inc. and its subsidiaries, Gen-X Sports, Inc. and its subsidiaries
          and Congress Financial Corporation (Central)                                                    ***

4.p       Amendment No. 10 to the Second Amended and Restated Loan
          and Security Agreement, dated February 19, 2004 by and among
          Huffy Corporation and its subsidiaries, Gen-X Sports, Inc. and its
          Subsidiaries, Gen-X Sports Inc. and its subsidiaries and Congress
          Financial  Corporation (Central)                                                                ***

10.a      Special Deferred Compensation Agreements, as amended, between
          Huffy Corporation and certain of its officers and key
          employees, in substantially the forms incorporated by reference to Exhibit (ix) to Form 10-K for the fiscal year ended June 24,
          1977, to Exhibit (2) to Form 10-Q for the fiscal quarter ended
          September 23, 1983, and to Exhibit (19)(c) to Form 10-Q for the
          fiscal quarter ended September 30, 1986                                                          *

10.b      Deferred Compensation Agreements, as amended, between Huffy
          Corporation and certain of its officers and key employees, in substantially the forms incorporated by reference to Exhibit
          (vi) to Form 10-K for the fiscal year ended June 29, 1979, and to Exhibit (3) to Form 10-Q for the fiscal quarter ended
          September 23, 1983                                                                               *

10.c      Master Deferred Compensation Plan, incorporated by reference to
          Exhibit 4 to Form S-8, dated August 28, 1998

10.d      Form of Amended and Restated Severance/Retention/Non-Compete
          Agreements, as revised and restated, between Huffy
          Corporation and its Officers, incorporated by reference to
          Exhibit 10.a to Form 10-Q for the fiscal quarter ended July 1, 2000                              *

10e.      Form of Amendment to Amended and Restated Severance/ Retention/Non-
          Compete Agreements between Huffy Corporation and its officers                                   ***

10.f      Long Term Incentive Plan                                                                        ***

10.g      Description of supplemental group life insurance arrangement between
          Huffy Corporation and certain officers and key employees, incorporated by reference to Exhibit (10)(aa) to Form 10-K for the fiscal year
          ended December 31, 1991                                                                          *

10.h      Description of financial planning and tax preparation services, and automobile allowances, between Huffy Corporation and
          certain officers and key employees incorporated by reference to
          Exhibit (10)(m) to Form 10-K for the fiscal year ended December
          31, 1999                                                                                         *

* Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2003.

EXHIBIT                                                                                                FORM 10-K
  NO.                                                                                                  EXHIBITS
 ---                                                                                                   --------
10.i      Annual Performance Incentive Plan of Huffy Corporation for the
          fiscal year ended December 31, 2003                                                             ***

10.j      Supplemental Benefit Agreement, dated as of June 21, 1996, between
          Huffy Corporation and Don R. Graber, incorporated by reference to
          Exhibit 10.u to Form 10-K for the fiscal year ended December 31, 1996                            *

10.k      Supplemental/Excess Benefit Plan, dated as of January 1, 1988, incorporated by reference to Exhibit (10)(aa) to Form 10-K for the
          fiscal year ended December 31, 1987                                                              *

10.l      First Amendment to Huffy Corporation Supplemental/Excess Benefit
          Plan, effective as of January 1, 1988, incorporated by reference to
          Exhibit (10)(ee) to Form 10-K for the fiscal year ended December 31,
          1990                                                                                             *

10.m      Second Amendment to Huffy Corporation Supplemental/Excess Benefit
          Plan, dated as of June 30, 1991, incorporated by reference to Exhibit
          (10)(y) to Form 10-K for the fiscal year ended December 31, 1994                                 *

10.n      Third Amendment to Huffy Corporation Supplemental/Excess Benefit
          Plan, dated as of June 27, 1994, incorporated by reference to Exhibit
          (10)(2) to Form 10-K for the fiscal year ended December 31, 1994                                 *

10.o      Fourth Amendment to Huffy Corporation Supplemental/Excess Benefit
          Plan, dated as of May 26, 1995, incorporated by reference to Exhibit
          10.s to Form 10-K for the fiscal year ended December 31, 1997                                    *

10.p      Fifth Amendment to Huffy Corporation Supplemental/Excess Benefit
          Plan, effective as of July 15, 1996, incorporated by reference to
          Exhibit 10.z to Form 10-K for the fiscal year ended December 31, 1996                            *

10.q      Sixth Amendment to Huffy Corporation Supplemental/Excess Benefit
          Plan, effective as of June 15, 1997, incorporated by reference to
          Exhibit 10.u to Form 10-K for the fiscal year ended December 31, 1997                            *

10.r      Seventh Amendment to Huffy Corporation Supplemental/Excess Benefit
          Plan, effective as of December 22, 1997, incorporated by reference to
          Exhibit 10.v to Form 10-K for the fiscal year ended December 31, 1997                            *

10.s      Eighth Amendment to Huffy Corporation Supplemental/Excess Benefit
          Plan, effective as of February 12, 1998, incorporated by reference to
          Exhibit (10)(x) to Form 10-K for the fiscal year ended December 31,                              *
          1999

   * Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

 *** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2003.

EXHIBIT                                                                                                FORM 10-K
  NO.                                                                                                  EXHIBITS
 ---                                                                                                   --------
10.t      Ninth Amendment to Huffy Corporation Supplemental/Excess Benefit
          Plan, effective as of February 15, 2000, incorporated by reference to
          Exhibit (10)(d) to Form 10-Q for fiscal quarter ended July 1, 2000                               *

10.u      Tenth Amendment to Huffy Corporation Supplemental/Excess Benefit
          Plan, effective as of May 25, 2000, incorporated by reference to
          Exhibit (10)(e) to Form 10-Q for fiscal quarter ended July 1, 2000                               *

10.v      Eleventh Amendment to Huffy Corporation Supplemental/Excess Benefit
          Plan, effective February 15, 2001, incorporated by reference to
          Exhibit 10.x to Form 10-K for the fiscal year ended December 31, 2000                            *

10.w      Twelfth Amendment to Huffy Corporation Supplemental/Excess Benefit
          Plan, effective as of January 1, 2001, incorporated by Reference to
          Exhibit 10.y to Form 10-K for the fiscal year ended December 31, 2001                            *

10.x      Thirteenth Amendment to the Huffy Corporation Supplemental/ Excess
          Benefit Plan, effective as of May 10, 2002, incorporated by Reference
          to Exhibit 10.z to Form 10-K for the fiscal year ended December 31,                              *
          2002

10.y      Fourteenth Amendment to the Huffy Corporation Supplemental/ Excess
          Benefit Plan, effective as of June 1, 2002, incorporated by Reference to Exhibit (10.a) to Form 10-Q for the fiscal quarter Ended March 29,
          2003                                                                                             *

10.z      Fifteenth Amendment to the Huffy Corporation Supplemental/ Excess
          Benefit Plan, effective as of August 25, 2003                                                   ***

10.aa     Sixteenth Amendment to the Huffy Corporation Supplemental/
          Excess Benefit Plan, effective as of January 1,  2004                                           ***

10.bb     Huffy Corporation 1998 Restricted Share Plan, effective April 17,
          1998, incorporated by reference to Exhibit 3 to the Company's Proxy
          Statement dated March 5, 1998 for the Annual Meeting of Shareholders
          held April 17, 1998                                                                              *

10.cc     Amendment No. 1 to Huffy Corporation 1998 Restricted Share
          Plan, effective as of April 27, 2001, incorporated by reference to Exhibit 10.aa to Form 10-K for the fiscal year ended
          December 31, 2001                                                                                *

10.dd     Second Amendment to Huffy Corporation 1998 Restricted Share Plan,
          effective as of April 1, 2003, incorporated by reference to Exhibit
          (10.b) to Form 10-Q for the fiscal quarter ended March 29, 2003                                  *

    * Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

  *** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2003.

EXHIBIT                                                                                                FORM 10-K
  NO.                                                                                                  EXHIBITS
 ---                                                                                                   --------
10.ee     Third Amendment to Huffy Corporation 1998 Restricted Share Plan,
          effective as of April 24, 2003, incorporated by reference to Exhibit
          (10.c) to Form 10-Q for the fiscal quarter ended March 29, 2003                                  *

10.ff     Form of Restricted Share Agreements between Huffy Corporation and its Officers, incorporated by reference to Exhibit 10.w to Form 10-K
          for the fiscal year ended December 31, 1997                                                      *

10.gg     Huffy Corporation Master Benefit Trust Agreement as Restated, dated
          June 9, 1995, incorporated by reference to Exhibit 10.aa for Form 10-K
          for the fiscal year ended December 31, 1995                                                      *

10.hh     First Amendment to Huffy Corporation Master Benefit Trust Agreement
          as Restated, effective as of July 25, 1996, incorporated by reference to Exhibit 10.bb to Form 10-K for the fiscal year ended December 31,
          1996                                                                                             *

10.ii     Amendment No. 2 to Huffy Corporation Master Benefit Trust
          Agreement, dated January 2, 1998, incorporated by reference to Exhibit 10.z to Form 10-K for the fiscal year ended
          December 31, 1998                                                                                *

10.jj     Third Amendment to Huffy Corporation Master Benefit Trust Agreement,
          as Restated, effective August 20, 1998, incorporated by reference to
          Exhibit 10.aa to Form 10-K for the fiscal year ended December 31, 1998                           *

10.kk     Huffy Corporation 1987 Director Stock Option Plan, incorporated by reference to Exhibit 19(a) to Form 10-Q for the fiscal quarter ended
          June 30, 1988                                                                                    *

10.ll     First Amendment to Huffy Corporation 1987 Director Stock Option
          Plan, effective as of April 30, 1991, incorporated by reference to
          Exhibit (10)(nn) to Form 10-K for the fiscal year ended December 31,
          1991                                                                                             *

10.mm     Second Amendment to Huffy Corporation 1987 Director Stock Option
          Plan, effective as of December 15, 1991, incorporated by reference to
          Exhibit (10)(oo) to Form 10-K for the fiscal year ended December 31,
          1991                                                                                             *

10.nn     Third Amendment to Huffy Corporation 1987 Director Stock Option
          Plan, effective as of February 15, 1996, incorporated by reference to
          Exhibit 10.ff to Form 10-K for the fiscal year ended December 31, 1996                           *

10.oo     Huffy Corporation 1998 Director Stock Incentive Plan, effective
          April 17, 1998, incorporated by reference to Exhibit 1 to the
          Company's Proxy Statement dated March 6, 2002 for the Annual Meeting
          of Shareholders held April 25, 2002                                                              *

    * Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

  *** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2003.

EXHIBIT                                                                                                FORM 10-K
  NO.                                                                                                  EXHIBITS
 ---                                                                                                   --------
10.pp     First Amendment to Huffy Corporation 1998 Director Stock Incentive
          Plan, effective as of April 24, 2003, incorporated by Reference to
          Exhibit (10.d) to Form 10-Q for the fiscal quarter ended March 29,
          2003                                                                                             *

10.qq     Huffy Corporation 1988 Stock Option Plan and Restricted Share
          Plan, as amended, incorporated by reference to Exhibit 19(b)
          to Form 10-Q for the fiscal quarter ended June 30, 1988; to
          Exhibit A to the Company's Proxy Statement dated March 13,
          1992 for the Annual Meeting of Shareholders held April 24,
          1992; and to Annex I to the Company's Proxy Statement dated
          March 7, 1996 for the Annual Meeting of Shareholders held
          April 26, 1996                                                                                   *

10.rr     Third Amendment to Huffy Corporation 1988 Stock Option Plan and
          Restricted Share Plan, effective October 22, 1998, incorporated by reference to Exhibit 10.hh to Form 10-K for the fiscal year ended
          December 31, 1998                                                                                *

10.ss     Huffy Corporation 1998 Key Employee Stock Plan, effective April 17,
          1998, incorporated by reference to Exhibit 2 to the Company's Proxy
          Statement dated March 5, 1998 for the Annual Meeting of Shareholders
          held April 17, 1998                                                                              *

10.tt     First Amendment to Huffy Corporation 1998 Key Employee Stock Plan,
          effective October 22, 1998, incorporated by reference to Exhibit 10.jj
          to Form 10-K for the fiscal year ended December 31, 1998                                         *

10.uu     Second Amendment to Huffy Corporation 1998 Key Employee Stock Plan,
          effective July 20, 2000, incorporated by reference to Exhibit 10.nn to
          Form 10-K for the fiscal year ended December 31, 2000                                            *

10.vv     Amendment No. 3 to Huffy Corporation 1998 Key Employee Stock Plan,
          effective April 29, 2001, incorporated by reference to Exhibit 10.rr to
          Form 10-K for the fiscal year ended December 31, 2001                                            *

10.ww     Fourth Amendment to Huffy Corporation 1998 Key Employee Stock Plan,
          effective January 1, 2003, incorporated by reference to Exhibit
          10.ccc to Form 10-K for the fiscal year ended December 31, 2002                                  *

10.xx     Fifth Amendment to Huffy Corporation 1998 Key Employee Stock Plan,
          effective April 24, 2003, incorporated by reference to Exhibit (10.e)
          to Form 10-Q for the fiscal quarter ended March 29, 2003                                         *

10.yy     Sixth Amendment to Huffy Corporation 1998 Key Employee
          Stock Plan, effective February 10, 2004                                                         ***

10.zz     Huffy Corporation 1990 Directors' Retirement Plan incorporated by reference to Exhibit (10)(qq) to Form 10-K for the fiscal year ended
          December 31, 1991                                                                                *

    * Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

  *** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2003.

EXHIBIT                                                                                                FORM 10-K
  NO.                                                                                                  EXHIBITS
 ---                                                                                                   --------
10.aaa    First Amendment to Huffy Corporation 1990 Directors' Retirement
          Plan, effective as of February 15, 1996, incorporated by reference to
          Exhibit 10.ii to Form 10-K for the fiscal year ended December 31, 1996                           *

10.bbb    Second Amendment to Huffy Corporation 1990 Directors' Retirement
          Plan, effective as of February 15, 1996, incorporated by reference to
          Exhibit 10.jj to Form 10-K for the fiscal year ended December 31, 1996                           *

10.ccc    Agreement and Plan for Merger, dated June 5, 2002 and amended as of July 1, 2002 and July 25, 2002, by and among Huffy
          Corporation, HSGC, Inc. and Gen-X Sports, Inc., incorporated by reference to Exhibit 2.a to the Company's Registration
          Statement on Form-S-4 filed on July 5, 2002 and amended on
          July 29, 2002                                                                                    *

10.ddd    Share Purchase Agreement, dated June 5, 2002, by and among
          Huffy Corporation, HSGC Canada Inc., Gen-X Sports , Inc.,
          K & J Financial, Inc., DLS Financial, Inc., Kenneth Finkelstein
          Family Trust, James Salter Family Trust, James Salter, Kenneth
          Finkelstein and the Sellers (as defined in the Agreement), incorporated by reference to Exhibit 2.b to the Company's
          registration Statement on Form S-4 filed on July 5, 2002 and
          amended on July 29, 2002                                                                         *

10.eee    Amendment No. 1 to the Share Purchase Agreement, dated
          July 25, 2002 by and among Huffy Corporation HSGC Canada, Inc.
          and Kenneth Finkelstein as Representative for and in the name of and on behalf of Sellers (as defined in the Agreement), incorporated by reference to Exhibit 2.c to the Company's Registration Statement
          on Form S-4, as amended, filed on July 29, 2002                                                  *

10.fff    1998 Key Employee Non-Qualified Stock Plan, approved June 12, 1997 and First Amendment, dated October 22, 1998, Second Amendment, dated  December 13, 1998, and Third Amendment, dated
          December 9, 1999, incorporated by reference to Exhibit (10) (a) to
          Form 10-Q for the fiscal quarter ended June 29, 2002                                             *

10.ggg    Fourth Amendment to Huffy Corporation 1998 Key Employee
          Non-Qualified Stock Plan dated as of July 19, 2002, incorporated by reference to Exhibit (10) to Form 10-Q for the fiscal quarter ended
          September 30, 2002                                                                               *

10.hhh    Fifth Amendment to Huffy Corporation 1998 Key Employee Non-Qualified
          Stock Plan, effective April 24, 2003, incorporated by reference to
          Exhibit (10.f) to Form 10-Q for the fiscal quarter ended March 29,
          2003                                                                                             *

10.iii    Transition Compensation Agreement, dated February 13, 2004,
          between Huffy Corporation and Don R. Graber                                                     ***

    * Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

  *** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2003.

                                  OTHER FILINGS

21.      List of all direct and indirect Subsidiaries of the registrant:

                                                                       JURISDICTION IN
        NAME OF SUBSIDIARY                                           WHICH INCORPORATED
        ------------------                                           ------------------
American Sports Design Company                               Ohio
Creative Retail Services, Inc.                               Georgia
Creative Retail Services (Canada) Inc.                       New Brunswick
First Team Sports, Inc.                                      Minnesota
Gen-X Sports Canada Inc.                                     New Brunswick
Gen-X Sports Inc.                                            Delaware
Gen-X Sports Ltd.                                            Washington
Gen-X Sports Outlet Inc.                                     New Brunswick
Gen-X Sports SARL                                            Switzerland
HCAC, Inc.                                                   Ohio
Hespeler Hockey Holding, Inc.                                Minnesota
Hufco-Delaware Company                                       Delaware
Huffy International Finance, N.V.                            Netherland Antilles
Huffy Risk Management, Inc.                                  Ohio
Huffy Service Solutions, Inc.                                Ohio
Huffy Sports, Inc.                                           Wisconsin
Lamar Snowboard, Inc.                                        Missouri
Lehigh Avenue Property Holdings, Inc.                        Illinois
McCalla Company                                              Georgia
Tommy Armour Golf Company                                    Washington

31.a      Section 302  Certification - Chief Executive Officer                                           ***

31.b      Section 302 Certification - Chief Financial Officer                                            ***

32.       Statement Pursuant to Section 1350(a) of title 18, United States Code                          ***

99        Cautionary Statement for Purposes of the "Safe Harbor"                                         ***
          Provisions of the Private Securities Litigation Reform Act
          of 1995

* Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission.

*** Indicates that the exhibit is included as part of this Annual Report on Form 10-K for the year ended December 31, 2003.